Form 10QSB
period 1996-03-31
CITRUS FINANCIAL SERVICES INC
filed 1996-05-14
CIK 852616

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549
            __________________________________________________

                                FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR
                     15 (D) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

               For the Quarterly Period Ended March 31, 1996
                     Commission File Number 33-29696-A
            __________________________________________________

                      CITRUS FINANCIAL SERVICES, INC.
          (Exact Name of registrant as specified in its charter)

Florida                                                     65-0136594
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

1717 Indian River Boulevard
Suite 100
Vero Beach, Florida                                         32960
(Address of Principal Executive Offices)                    (Zip Code)
            __________________________________________________

                              (407) 778-4100
            (Registrant's telephone number including area code)
            __________________________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X            No

Indicate the number of shares of outstanding of each of the issuer's classes of Common Stock:

       Class                                 Outstanding as of May 8, 1996
Common Stock                                  711,767
Par Value $4.17 per share

                      CITRUS FINANCIAL SERVICES, INC.

                                   INDEX


                                                                      PAGE
PART I:  FINANCIAL INFORMATION                                       NUMBER

     Item 1:  Financial Statements:
            Consolidated Balance Sheets as of March 31, 1996
            (unaudited) and December 31, 1995                             1

            Consolidated Statements of Operations for the three months
            ended March 31, 1996 and 1995 (unaudited)                     2

            Consolidated Statements of Cash Flows for the three months
            ended March 31, 1996 and 1995 (unaudited)                     3

            Notes to Consolidated Financial Statements (unaudited)    4 - 7

     Item 2:  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                8 - 11

PART II:    OTHER INFORMATION                                            12

Signatures                                                               13

              CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS

                                                    March 31,  December 31,
(dollars in thousands)                                 1996        1995
          ASSETS

Cash and Due From Banks                             $   1,708     $   1,644
Federal Funds Sold                                          0         3,358
Interest Bearing Deposits in Other Banks                  155           124
Investment Securities                                   4,642         4,747
 (Market Value March 31, 1996 was $4,511)
 (Market Value December 31, 1995 was $4,636)
Securities Available for Sale                           5,557         5,571

Loans:
 Loans, net of deferred fee income                     47,252        43,401
 Less Allowance for Loan Losses                           396           373
     Net Loans                                         46,856        43,028

Premises & Equipment                                    2,133         2,176
Other Assets                                              970           850

Total Assets                                        $  62,021     $  61,498

     LIABILITIES

Deposits:
 Noninterest Bearing Demand Deposits                $   9,219     $   6,699
 Interest Bearing Accounts:
     NOW                                                2,894         3,117
     Money Market Deposit Accounts                      4,934         4,522
     Savings                                            2,118         2,205
     Certificates of Deposits                          36,201        37,260

Total Deposits                                         55,366        53,803

FHLB Advances and Federal Funds Sold                      890         2,076
Other Liabilities                                         313           248

     Total Liabilities                                 56,569        56,127

     STOCKHOLDERS' EQUITY

Preferred Stock                                             0             0
Common Stock                                            2,966         2,966
Additional Paid-In Capital                              3,108         3,108
Accumulated Deficit                                  (   475)      (   573)
Unrealized loss on securities available for sale     (   147)      (   130)
     Total shareholders' equity                         5,452         5,371

Total Liabilities and Stockholders' Equity          $  62,021     $  61,498

              CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Three months ended March 31,
dollars in thousands except per share amounts         1996         1995
Interest Income
 Interest and Fees on Loans                        $   1,058      $     896
 Interest on Investment Securities and Interest
   Bearing Deposits in Other Banks                       146            212
 Income on Federal Funds Sold                             17              4
   Total Interest Income                               1,221          1,112

Interest Expense
 Interest on Deposits                                    559            483
 Other Interest                                           13             60
   Total Interest Expense                                572            543
   Net Interest Income                                   649            569

   Provision for Loan Losses                              31             13
Net Interest Income After Provision for Loan Losses      618            556

Noninterest Income                                        85             86

Noninterest Expense                                      546            520

INCOME BEFORE INCOME TAXES                               157            122

INCOME TAXES (CREDIT)                                     59            (5)

NET INCOME                                         $      98      $     127

NET INCOME PER COMMON SHARE                        $    0.14      $    0.18
AVERAGE NUMBER OF SHARES OUTSTANDING                 711,767        711,767

              CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Three Months Ended March 31,
(dollars in thousands)                                     1996        1995
Cash Flows from Operating Activities:
Net Income                                              $      98   $    127
Adjustment To Reconcile Net Income to
Net Cash Used by Operating Activities:
     Depreciation and Amortization                              46         61
     (Increase) in Other Assets                              (120)      (109)
     Provision for Loan Losses                                  31         13
     Origination of Loans Held for Sale                    (9,125)    (3,061)
     Proceeds on Sale of Loans Held for Sale                 5,679      2,065
     Increase in Other Liabilities                              65         41

Net Cash Used by Operating Activities                      (3,326)      (863)

Cash Flows from Investing Activities:
     Loan Originations, Net of Principal Payments            (413)    (1,774)
     Purchase of Investment Securities and Interest
          Bearing Deposits                                    (31)       (15)
     Proceeds on Maturing Securities                           105          0
     Purchase of Securities Available for Sale                   0         65
     Proceeds on Sale of Securities Available for Sale         (3)          0
     Capitalization of Premises and Equipment                  (3)         48

Net Cash Used By Investing Activities                        (345)    (1,676)

Cash Flows from Financing Activities:
     Increase (Decrease) in Certificates of Deposit - Net  (1,059)      1,777
     Increase (Decrease) in Other Deposits - Net             2,622       (98)
     Repayment of FHLB Advances                            (1,186)    (1,031)

Net Cash Provided by Financing Activities                      377        648

Net (Decrease) in Cash and Cash Equivalents                (3,294)    (1,891)

Cash and cash equivalents at Beginning of Period             5,002      3,481

Cash and cash equivalents at End of Period                $  1,708   $  1,590



Supplemental disclosure of cash flow information
Amount paid during the period for:

Interest Expense                                          $   560   $    167

              CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  (1)  Accounting Policies

The consolidated financial statements include the accounts of Citrus Financial Services, Inc. (Company) and its wholly owned subsidiary Citrus Bank, National Association, (Bank). The information contained in the financial statements is unaudited. In the opinion of management, all adjustments have been made (consisting only of normal recurring accruals) necessary to present a fair statement of the results for interim periods. The results for interim periods are not necessarily indicative of trends or results to be expected for a full year. It is suggested that these financial statements and notes be read in conjunction with the Company's financial statements for the year ended December 31, 1995 included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission.

Note  (2)  Loans

Loans receivable are stated at unpaid principal balances, less unearned discounts, and net of deferred loan origination fees and costs. Interest receivable is accrued only if deemed collectible. Generally, Company policy is not to accrue interest on loans delinquent over ninety days. Such interest ultimately collected is credited to income in the period received.

Loans, as categorized by the underlying collateral, consist of:

                                            March 31, 1996   December 31, 1995
                                                  (dollars in thousands)
Real Estate                                  $ 34,793   73.6%  $ 29,815  68.7%
Commercial, Financial, and Agriculture          8,559   18.1%     9,104  21.0%
Consumer and other                              3,913    8.3%     4,482  10.3%

Total loans, gross                           $ 47,265  100.0%  $ 43,401 100.0%

Note  (3)  Allowance for Loan Losses

The Company's Board of Directors monitors the loan portfolio monthly in order to enable it to evaluate the adequacy of the allowance for loan losses. In addition to reviews by regulatory agencies and the Company's certified public accountants, the services of outside lending professionals have been engaged to assist in the valuation of credit quality and loan administration. These professionals compliment the system implemented by the Company which indentifies potential problem credits as early as possible, categorizes the credits as to risk and puts a reporting process in place to monitor the progress of the credits.

The Company maintains the allowance for loan losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. The allowance for loan losses is made up of two primary components, amounts allocated to loans based on collateral type and amounts allocated for loans reviewed on an individual basis in accordance with a credit risk grading system.

Activity in the allowance for loan losses from January 1 through March 31 follows: (in thousands)

                                              1996           1995
Balance,   January 1,                      $    373       $    299
Recoveries                                        0              1
Chargeoffs                                      (8)            (3)
Provision charged to expense                     31             13

Balance,   March 31,                       $    396       $    310

              CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note  (4)  Investment Securities

Investment securities are carried at cost, adjusted for amortization of premiums or accretion of discounts. The amortized cost and estimated fair value of investments in securities are as follows:

                                  March 31, 1996           December 31, 1995
                                Amortized    Estimated   Amortized   Estimated
                                  Cost      Fair Value     Cost     Fair Value
Debt Securities:                                (in thousands)

U.S. Government Agencies        $   1,461   $   1,398   $   1,459   $   1,391
Mortgaged-Backed  Securities        2,929       2,866       3,035       2,995
Other                                 252         247         253         250

Total Securities                $   4,642   $   4,511   $   4,747   $   4,636

The amortized cost and estimated fair value of debt securities by contractual maturity, are shown below. Debt securities with maturities greater than ten years include $439,000 in amortized cost adjustable rate issues with the balance in fixed rate mortgage backed obligations which have significantly shorter expected maturities as a result of prepayments.

                                 March 31, 1996           December 31, 1995
                             Amortized      Estimated     Amortized  Estimated
                               Cost        Fair Value       Cost    Fair Value
                                                (in thousands)

Due in One Year or Less       $    89        $    89       $   107    $   107
From One to Five Years          3,614          3,555         3,207      3,136
From Five to Ten Years            500            443           988        954
Due After Ten Years               439            424           445        439

                              $ 4,642        $ 4,511       $ 4,747    $ 4,636

              CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note  (5)  Securities Available for Sale

The amortized cost and estimated fair value of securities available for sale as of March 31, 1996 and December 31, 1995 are as follows:

                                     March 31, 1996       December 31, 1995
                                Amortized   Estimated   Amortized   Estimated
                                  Cost     Fair Value     Cost     Fair Value
                                      (in thousands)

U.S. Government Agencies        $   500     $   492     $   500     $   495
Mortgage Backed Securities        4,858       4,692       4,879       4,727
Other                               373         373         349         349

Total Securities                $ 5,731     $ 5,557     $ 5,728     $ 5,571

The amortized cost and estimated fair value of debt securities by contractual maturity, are shown below. Debt securities with maturities greater than ten years are all adjustable rate issues or fixed rate mortgage backed obligations that have significantly shorter expected maturities as a result of prepayments.

                                  March 31, 1996          December 31, 1995
                               Amortized   Estimated    Amortized   Estimated
                                 Cost     Fair Value      Cost     Fair Value
                                              (in thousands)

Due in One to Five Years       $     0    $      0      $    500    $    495
Due from Five to Ten Years         500         492           ---         ---
Due After Ten Years              4,858       4,692         4,879       4,727
Other                              373         373           349         349

Total Securities               $ 5,731    $  5,557      $  5,728    $  5,571

From January 1, 1996 through March 31, 1996 securities were prepaid that aggregated $ 121,000. No securities were purchased. Securities Available for Sale had an unrealized market value loss of $174,000 as of March 31, 1996.

              CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  (6)  Financial Instruments With Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit. Those instruments involve, to varying degrees, elements of credit, and interest rate risk in excess of the amounts recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

Financial instruments at March 31, 1996 consisted of commitments to extend credit approximating $7,493,000, and letters of credit of $344,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

              CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Citrus Financial Services, Inc., a one bank holding company, had Consolidated assets of $62,021,000 at the end of the first quarter of 1996. The consolidated company had grown from $61,498,000 since December 31, 1995.
While the expansion of the bank's operations has increased operating costs, these costs have been more than offset by increases in net interest income to reflect a $157,000 before tax profit through the end of March, 1996. Since the Company has become taxable in 1996, taxes of $59,000 were accrued and are reflected in the $98,000 net profit. The Company's loan growth and commensurate interest income is most responsible for the Company's profitability. Management and the directorate see this continued expansionary loan positioning as the source of increased future profitability.

STATEMENT OF CONDITION ANALYSIS

Since the opening of Citrus Bank, National Association, the Company's consolidated assets have continued to grow. The subsidiary's deposit growth reflects in total consolidated assets of $62,021,000 on March 31, 1996, compared to $58,587,000 on March 31, 1995. Management expects continued deposit growth throughout 1996 and anticipates deposit growth to exceed $650,000 per month for the year. The Company's consolidated deposits grew $1,563,000 in the first quarter. The Company's prospects for deposit growth are heightened with the continued growth of the banking center in Sebastian, Florida and the establishment of a new banking center in Barefoot Bay, Florida. The Barefoot Bay Banking Center, scheduled for an August, 1996 opening, expands the Company's market into Brevard County and heightens growth and profitability aspects for the Company.

The deposit mix reflects disintermediation during the period as NOW, savings, and certificates of deposits as a percentage of total average deposits, have decreased while noninterest bearing and money market deposits as a percentage of total deposits increased. These changes reflect increased activity in business deposits and personal money market accounts. Increased confidence in the Company by the local community coupled with the large increase in lending activities can, in part, account for these increases in aggregate deposits.

The following schedule illustrates this deposit mix change using monthly average consolidated deposit aggregates:

                           Average Monthly Deposit Mix Comparison
    Deposit Types             3/96         Change        12/95

Demand Deposits              16.7%          4.2%         12.5%
NOW Accounts                  5.2%         -0.6%          5.8%
Money Market Accounts         8.9%          0.5%          8.4%
Savings Deposits              3.9%         -0.2%          4.1%
Certificates of Deposit      65.3%         -3.9%         69.2%

Total loans aggregate $47,252,000 at the end of March, 1996, an increase of $3,851,000 from December 31, 1995. The first quarter's growth was 9% or 35% annualized. Management continues to target the loan portfolio for growth during 1996 as the local economy expands and business leaders feel more confident about future economic prospects.

              CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Aggregate real estate loans at the end of March represented 73.6% of gross loans as compared to 68.7% at the end of 1995. Commercial non-real estate loans decreased from 21.0% of gross loans to 18.1% on March 31, 1996. These movements are reflective of the current economic environment that is closely linked to real estate activities. Loans secured by real estate had the largest dollar change, up $4,978,000 from December 31, 1995, this increase is primarily residential real estate loans that are held for sale. Consumer loans have decreased from 10.3% to 8.3% and dollar totals are down $569,000 for a decline of 12.7%. Management has relaxed targets for growth in consumer loans during 1996 targeting commercial loan growth. Construction and land development loans now represents 10.0% compared to 8.5% at the end of 1995. Increased real estate activity for the quarter is evident but mangement is uncertain of the future growth potential of these loans with the current upturn in interest rates.

This change in the loan portfolio's mix together with management's anticipated loss potential with regard to identified problematic loans is reflected in the change in the reserve for loan losses. The reserve was increased by $23,000, net of chargeoffs, through March 31, 1996. Gross loans increased during the period and necessitated a commensurate increase in the reserve that reflects exposure by type of loan as well as any identified problematic credits. The reserve was .84% of total loans at March 31, 1996.

Future anticipations are for continued loan growth for the remainder of 1996. The continued development of the commercial and the real estate loan market is expected to be the most productive.

In particular, the bank's loan operation has enhanced its full service mortgage loan activities that originates and sells mortgages in the secondary market as well as retaining mortgages for the bank's own loan portfolio. This activity generated only $7,000 in real estate loan brokerage fees through the first quarter of 1996 but the activity is generating significant interest income on real estate loans held for sale that aggregated $44,000 in the first quarter. With the continued increase in interest rates, the need for these services has reduced dramatically.

During 1996 the market value of securities available for sale has continued to decrease from $5,571,000 at December 31, 1995 to $5,557,000. As of
March 31, 1996, the investment portfolio had decreased to $10,199,000.
U.S. Government and Agency securities represent 94% of total securities. As of March 31, 1996, aggregate securities and interest-bearing deposits yielded 5.47% compared to 5.41% on December 31, 1995. The increased yield reflects increasing coupons on adjustable rate securities. Bank management continues to curtail investment activities opting to invest growth into loans.

Additional reductions in the investment portfolio, largely from prepayments on mortgage backed securities, were also invested in loan growth. Unrealized losses on Securities Available for Sale totaled $174,000 as of March 31, 1996. Securities Available for Sale are recorded at market, in the aggregate, with any unrealized market value gains or losses taken through the Company's equity capital.

Management will continue to position the investment portfolio to best serve all the needs of the Company. Consideration will be given to current economic conditions and forecasts. The Company's adopted investment strategy coincides with the Company's overall strategies and market anticipations. At the end of March, 1996, 38% of the aggregate investment portfolio had adjustable interest rates that would change with the market within a one year timeframe.

              CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bank exhibits sufficient liquidity at the current time with $1,708,000 in Cash and Due from Banks, $1,750,000 in unsecured federal funds purchased line of credit with correspondent banks, $155,000 in Interest Bearing Deposits in Other Banks, and $5,557,000 in the market value of securities available for sale. In addition, the Bank has established $10,000,000 in lines of credit with the Federal Home Loan Bank (FHLB) to provide additional funding should the need arise. This relationship provides the bank an opportunity to fund loan growth with a borrowing that can match interest rate volatility. Such balanced funding limits the bank's exposure to interest rate risk. One FHLB borrowing is secured by the Bank's residential mortgage loan portfolio. Another FHLB line of credit has also been established to fund residential mortgage loans that will be sold into the secondary market and transferred to the permanent holder. These loans are normally held less than one month and are appropriately matched against this funding line of credit. This line is secured by investment securities. Management anticipates that these funding sources are adequate to meet anticipated needs.

The Company's large initial capitalization continues to be reflected in above average capital ratios. As of March 31, 1996, capital represents 8.8% of assets and overnight cash and cash equivalents aggregate 2.8% of assets.

Beginning in 1992, the Company's capitalization is measured by guidelines adopted by federal regulatory bodies. This capital adequacy measurement is known as risk based capital and applies risk weighted capital needs according to predetermined risk factors per category of asset. Assets or commitments with less potential risk require less supportive capital while those items considered to have greater risk potential require greater capital support. Beginning December 31, 1992 the capital to risk weighted assets requirement is 8%. At March 31, 1996 the Company had a risk based capital to asset ratio of 12.98% Management expects to maintain capital above the required level through earnings retention and management of the Company's mix of risk weighted assets.

RESULTS OF OPERATIONS

The consolidated statement of operations for the three months ended
March 31, 1996, reflects net income of $98,000. Net interest income for the three months ending March 31, 1996 compared favorably to the same period in 1995 showing a 14% or $80,000 improvement and growing to $649,000, and was adequate to cover heightened noninterest expenses of $546,000. As earning assets, particularly loans, and deposits have continued to grow increased net interest income has exceeded noninterest expenses and the Company has become profitable. The Company's net interest income improvement reflects management's aggressive loan program which has increased the yield on the Company's earning assets.

This shift to building the loan portfolio is reflected throughout 1995 and in the first quarter of 1996. The bank's net interest income to average earning assets (net interest margin) improved from 4.12% for 1995 to 4.32% for year to date March 31, 1996. The improving net interest margin reflects falling interest rates on deposit funds from repricing of existing deposits and new deposits. The bank's continued investment in loans as reflects in its higher loan to deposit ratio which was increased from 80.1% on December 31, 1995 to 84.8% at the end of March 31, 1996. This increase is reflected in the Bank's yield on earning assets as increased loan volumes have yielded higher interest rates than alternative uses of funds. Management continues to actively solicit loans and price loan products competitively to attract prudent loans with the goal of maintaining the current loan to deposit ratio while increasing the banks total assets.

              CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                              Net Interest     Non Interest
                                                  Income          Expense
Three months ended 3/31/96                    $   649,000      $   546,000
Three months ended 3/31/95                        569,000          520,000

The Company's earning assets increased from $57,201,000 on December 31, 1995 to $57,606,000 on March 31, 1996. While total deposits increased $1,563,000 during the first quarter, interest bearing deposits decreased from $47,104,000 to $46,147,000 for the same period. Non-interest bearing deposits, aggregating $9,219,000 at March 31, 1996 reflect sufficient growth to replace these interest bearing deposit downturns as well as overall deposit growth.

Noninterest expenses included in the three months ended March 31,1996 included normal operating overhead with the largest portion of the cost being salaries and benefits which aggregated $263,000 for the period ended March 31, 1996 and $258,000 for the period ended March 31, 1995. The small increase in salaries and benefits reflects the Company's efforts to control operating costs. Bank premises and equipment expenses together with other operating expenses make up the balance at $283,000 for the 1996 period and $262,000 for the 1995 period.

Using the current balance sheet, the current maturity schedule, and the forecasted balance sheet, management projects the worst-case scenario to be falling rates. Should the prime rate decrease to 7.0% from 8.25% during the next twelve months, net interest income could be reduced about $99,000. Conversely, if prime rates increased to 9.75% during the next twelve months, net interest income could be enhanced by approximately $115,000.

The Bank continues to engage an outside firm to provide managment with monthly asset/liability position reports. These reports measure the Bank's vulnerability to interest rates should rates change in an adverse direction. In addition, the future impact of these rate changes are measured over a twelve month period using managment's expectations as to future growth and mix. Meetings are held with the Bank's Asset/Liability Investment Committee to work with these reports and management's expectations to continue to control and monitor balance sheet mix and interest rate exposures.

                      CITRUS FINANCIAL SERVICES, INC.



PART II:        OTHER INFORMATION

                Item 1.  Legal Proceedings.
                         None.

                Item 2.  Changes In Securities.
                         None.

                Item 3.  Defaults upon Senior Securities.
                         None.

                Item 4.  Submission of Matters to a Vote of Security Holders.
                         None.

                Item 5.  Other Information.
                         None.

                Item 6.  Exhibits and Reports on Form 8-K.
                         None.

                      CITRUS FINANCIAL SERVICES, INC.
                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Citrus Financial Services, Inc.



Date:  May 8, 1996                      _________________________
                                        Josh C. Cox, Jr.
                                        President and CEO



Date:  May 8, 1996                      _________________________
                                        Henry O. Speight
                                        Chief Financial Officer

                      CITRUS FINANCIAL SERVICES, INC.
                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Citrus Financial Services, Inc.



Date:  May 8, 1996                      /s/ Josh C. Cox, Jr.
                                        Josh C. Cox, Jr.
                                        President and CEO



Date:  May 8, 1996                      /s/ Henry O. Speight
                                        Henry O. Speight
                                        Chief Financial Officer