Form 10QSB
period 1996-06-30
CITRUS FINANCIAL SERVICES INC
filed 1996-08-15
CIK 852616

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549
            __________________________________________________

                                FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR
                     15 (D) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

               For the Quarterly Period Ended June 30, 1996
                     Commission File Number 33-29696-A
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

                              (561) 778-4100
            (Registrant's telephone number including area code)
            __________________________________________________

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X            No          .

Indicate the number of shares of outstanding of each of the issuer's classes of Common Stock:

       Class                                Outstanding as of August 8, 1996
Common Stock                                       711,647
Par Value $4.17 per share

                      CITRUS FINANCIAL SERVICES, INC.

                                   INDEX


                                                                      PAGE
PART I:  FINANCIAL INFORMATION                                       NUMBER

  Item 1:  Financial Statements:
        Consolidated Balance Sheets as of June 30, 1996
        (unaudited) and December 31, 1995                              1

        Consolidated Statements of Operations for the six months
        ended June 30, 1996 and 1995 and for the three months
        ended June 30, 1996 and 1995 (unaudited)                       2

        Consolidated Statements of Cash Flows for the six months
        ended June 30,  1996 and June 30, 1995 (unaudited)             3

        Notes to Consolidated Financial Statements (unaudited)         4-7

  Item 2:  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                      8-12

PART II:  OTHER INFORMATION                                            13

Signatures                                                             14

              CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                                               June 30, 1996   December 31,
(dollars in thousands)                          (Unaudited)       1995*
          ASSETS

Cash and Due From Banks                             $  1,422     $  1,644
Federal Funds Sold                                         0        3,358
Interest Bearing Deposits in Other Banks                 117          124
Investment Securities                                  4,546        4,747
  (Market Value June 30, 1996 was $4,335)
  (Market Value December 31, 1995 was $4,636)
Securities Available for Sale                          5,368        5,571

Loans, Net of Deferred Fee Income                     44,489       43,401
Less:   Allowance for Loan Losses                        417          373
  Net Loans                                           44,072       43,028

Premises & Equipment, Net                              2,348        2,176
Other Assets, Net                                        846          850

Total Assets                                        $ 58,719     $ 61,498

          LIABILITIES

Deposits:
  Noninterest Bearing Demand Deposits               $  6,361     $  6,699
  Interest Bearing Accounts:
  NOW                                                  2,665        3,117
  Money Market Deposit Accounts                        4,497        4,522
  Savings                                              2,113        2,205
  Certificates of Deposits                            36,516       37,260

  Total Deposits                                      52,152       53,803

Federal Funds Purchased and FHLB Advances                765        2,076
Other Liabilities                                        311          248

  Total Liabilities                                   53,228       56,127

          STOCKHOLDERS' EQUITY

  Preferred Stock                                          0            0
  Common Stock                                         2,966        2,966
  Additional Paid-In Capital                           3,108        3,108
  Accumulated Deficit                                 (  395)      (  573)
  Unrealized loss on securities available for sale    (  188)      (  130)
  Total Shareholders' Equity                           5,491        5,371

Total Liabilities and Stockholders' Equity          $ 58,719     $ 61,498
  *  Condensed from December 31, 1995, audited
  balance sheet

              CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                                    Six months ended June 30,  Three months ended June 30,
                                         1996       1995            1996         1995
(dollars in thousands except per share amounts)
Interest Income:
 Loans Including Fees                   $  2,140   $  1,892         $  1,082     $      996
 Investment Securities and Interest
     Bearing Deposits in Other Banks         289        421              143            209
 Federal Funds Sold                           25          9                8              5
     Total Interest Income                 2,454      2,322            1,233          1,210

Interest Expense:
 Interest on Deposits                      1,101      1,015              542            532
 Other Interest                               24        122               11             62
     Total Interest Expense                1,125      1,137              553            594

     Net Interest Income                   1,329      1,185              680            616

     Provision for Loan Losses               122         31               91             18
Net Interest Income After Provision for
  for Loan Losses                          1,207      1,154              589            598

Noninterest Income                           172        151               87             65

Noninterest Expense                        1,112      1,046              566            526

INCOME BEFORE INCOME TAXES                   267        259              110            137

INCOME TAXES (CREDIT)                         89         (5)              30              0

NET INCOME                              $    178   $    264         $     80       $    137

NET INCOME PER COMMON SHARE:
  Primary                               $   0.25   $   0.37         $   0.11       $   0.19
  Fully diluted                         $   0.43   $   0.50         $   0.35       $   0.38

AVERAGE SHARES OUTSTANDING               711,767    711,767          711,767        711,767

              CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Six Months Ended June 30,
(dollars in thousands)                                   1996           1995
Cash Flows from Operating Activities:
Net Income                                          $       178     $     264
Adjustment To Reconcile Net Income to
  Net Cash Provided (Used) by Operating Activities:
  Depreciation and Amortization                              84           111
  Increase in Prepaid Expenses and Other Assets               4           (66)
  Provision for Loan Losses                                 122            31
  Origination of Loans Held for Sale                    (24,852)      (10,919)
  Proceeds on Sale of Loans Held for Sale                24,981         7,608
  Increase (Decrease) in Other Liabilities                   63            57

Net Cash (Used) by Operating Activities                     580        (2,914)

Cash Flows from Investing Activities:
Loan Originations, Net of Principal Payments             (1,295)       (3,025)
Purchase of Investment Securities and Interest
  Bearing Deposits                                          --            (19)
Proceeds on Maturing Securities                             201           145
Purchase of Securities Available for Sale                   --            (71)
Proceeds on Sale of Securities Available for Sale           145           339
Capitalization of Premises and Equipment                   (256)           37
Proceeds from Maturing Interest Bearing Deposits              7             0

Net Cash Used by Investing Activities                    (1,198)       (2,594)

Cash Flows from Financing Activities:
Increase (Decrease) in Certificates of Deposit - Net       (744)        2,884
Increase (Decrease) in Other Deposits - Net                (907)         (298)
FHLB Advances                                               --             17
Repayment of FHLB Advances                               (1,311)            0

Net Cash Provided (Used) by Financing Activities         (2,962)        2,603

Net (Decrease) in Cash and Cash Equivalents              (3,580)       (2,905)

Cash and cash equivalents at Beginning of Period          5,002         3,481

Cash and cash equivalents at End of Period          $     1,422     $     576



Supplemental disclosure of cash flow information
  Amount paid during the period for:

  Interest Expense                                  $     1,123     $   1,099


              CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1996


Note  (1)  Accounting Policies

The consolidated financial statements include the accounts of Citrus Financial Services, Inc. and its wholly owned subsidiary Citrus Bank, National Association, (Company). The information contained in the financial statements is unaudited. In the opinion of management, all adjustments have been made (consisting only of normal recurring accruals) necessary to present a fair statement of the results for interim periods. The results for interim periods are not necessarily indicative of trends or results to be expected for a full year. It is suggested that these financial statements and notes be read in conjunction with the Company's financial statements for the year ended December 31, 1995 included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission.

Note  (2)  Loans

Loans receivable are stated at unpaid principal balances, less unearned discounts, and net of deferred loan origination fees and costs. Interest receivable is accrued only if deemed collectible. Generally, Company policy is not to accrue interest on loans delinquent over ninety days. Such interest ultimately collected is credited to income in the period received.

Loans, as categorized by the underlying collateral, consist of:

                                         June 30, 1996      December 31, 1995
                                               (dollars in thousands)
Real Estate                              $ 32,200   72.4%   $ 29,815    68.7%
Commercial, Financial, and Agriculture      8,547   19.2%      9,104    21.0%
Consumer and other                          3,742    8.4%      4,482    10.3%

Total loans, gross                       $ 44,489  100.0%   $ 43,401   100.0%

Note  (3)  Allowance for Loan Losses

The Company's Board of Directors monitors the loan portfolio monthly in order to enable it to evaluate the adequacy of the allowance for loan losses. In addition to reviews by regulatory agencies and the Company's certified public accountants, the services of outside lending professionals have been engaged to assist in the valuation of credit quality and loan administration. These professionals compliment the system implemented by the Company which identifies potential problem credits as early as possible, categorizes the credits as to risk and puts a reporting process in place to monitor the progress of the credits.

              CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1996

The Company maintains the allowance for loan losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. The allowance for loan losses is made up of two primary components, amounts allocated to loans based on collateral type and amounts allocated for loans reviewed on an individual basis in accordance with a credit risk grading system.

Activity in the allowance for loan losses from January 1, 1996 through June 30, 1996 is as follows: (in thousands)

                                    1996           1995
Balance,   January 1,            $   373        $   299
Recoveries                             0              1
Chargeoffs                          (78)            (3)
Provision charged to expense         122             31

Balance,   June 30,              $   417        $   328

Note  (4)  Investment Securities

Investment securities are carried at cost, adjusted for amortization of premiums or accretion of discounts. The amortized cost and estimated fair value of investments in securities are as follows:

                                    June 30, 1996        December 31, 1995

                                 Amortized Estimated   Amortized   Estimated
                                   Cost    Fair Value   Cost       Fair Value
                                                (in thousands)

Debt Securities:
U.S. Government Agencies         $   1,463  $   1,358  $   1,459  $   1,391
Mortgaged-backed  Securities         2,831      2,732      3,035      2,995
Other                                  252        245        253        250

Total Securities                 $   4,546  $   4,335  $   4,747  $   4,636

              CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1996


The amortized cost and estimated fair value of debt securities by contractual maturity, are shown below. Debt securities with maturities greater than ten years include fixed rate mortgage backed obligations which have significantly shorter expected maturities as a result of prepayments.

                                  June 30, 1996        December 31, 1995

                              Amortized  Estimated   Amortized    Estimated
                               Cost      Fair Value   Cost        Fair Value
                                            (in thousands)
Due in One Year or Less      $      75    $    76    $    107     $     107
From One to Five Years           3,085      2,951       3,207         3,136
From Five to Ten Years             962        909         988           954
Due After Ten Years                424        399         445           439

                             $   4,546    $ 4,335    $  4,747     $   4,636

Note  (5)  Securities Available for Sale

The amortized cost and estimated fair value of securities available for sale as of June 30, 1996 and December 31, 1995 are as follows:

                                June 30, 1996              December 31, 1995

                                Amortized Estimated   Amortized   Estimated
                                  Cost    Fair Value    Cost      Fair Value
                                             (in thousands)
U.S. Government Agencies        $   500   $   487     $   500     $   495
U.S. Government Agency
  Mortgage Backed Securities      4,760     4,508       4,879       4,727
Other                               373       373         349         349

Total Securities                $ 5,633   $ 5,368     $ 5,728     $ 5,571

              CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1996


The amortized cost and estimated fair value of debt securities by contractual maturity, are shown below. Debt securities with maturities greater than ten years include $2,864,000 in market value adjustable rate issues and the balance in primarily fixed rate mortgage backed obligations that have significantly shorter expected maturities as a result of prepayments.

                               June 30, 1996              December 31, 1995

                            Amortized  Estimated      Amortized  Estimated
                              Cost     Fair Value       Cost     Fair Value
                                             (in thousands)
Due in One to Five Years     $   500    $   487       $   500    $    495
From Five to Ten Years            --         --            --          --
Due After Ten Years            4,760      4,508         4,879       4,727
Other                            373        373           349         349

Total Securities             $ 5,633    $ 5,368       $ 5,728    $  5,571

From January 1, 1996 through June 30, 1996 securities were sold, called, or prepaid that aggregated $325,000. There were no securities purchased. Securities Available for Sale had an unrealized market value loss of $301,000 as of June 30, 1996.


Note  (6)  Financial Instruments With Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

Financial instruments at June 30, 1996 consisted of commitments to extend credit approximating $6,155,000, and standby letters of credit of $322,000.

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

              CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Citrus Financial Services, Inc., a one bank holding company, has consolidated assets of $58,719,000 at the end of the second quarter of 1996 after reaching $61,498,000 at the end of 1995. The reduction in consolidated assets reflect primarily the elimination of federal funds sold which crested at $3,358,000 at 1995's year end. The expansion of the Bank's operations has increased operating costs, but these costs have continued, as in 1995, to be more than offset by increases in net interest income that reflected a $144,000 increase compared to the same period through the end of June, 1995. The Company's rapid loan growth throughout 1994 and 1995 is most responsible for the increase in net income. Management and the directorate remain confident that this expansionary loan positioning will continue to increase future profitability.

STATEMENT OF CONDITION ANALYSIS

The Company's one bank subsidiary, Citrus Bank, National Association, reflected lower total assets from the end of 1995. This downturn reflects the softening of loan growth, the normal seasonality of deposits, and the reduction of borrowings. Nonetheless, total deposits for the Company exceed the same period last year by $1,283,000. The Company's deposits totaled $50,869,000 on June 30, 1995, compared to $52,152,000 on June 30, 1996. Management expects continued deposit growth throughout 1996 and anticipates deposit growth to average some $550,000 per month for the year. The Company's prospects for deposit growth are heightened with the opening of its newest full service bank branch in Barefoot Bay, Florida. This branch is expected to open the first week in September, 1996. In addition, bank deposits will continue to grow beginning in October as the winter residents return.

The deposit mix reflects disintermediation during the period as savings, NOW and certificates of deposits as a percentage of total average deposits, have decreased while noninterest bearing, and money market deposits as a percentage of total deposits increased. These changes reflect increased activity in business deposits. Increased confidence in the Company by the local community coupled with the large increase in lending activities can, in part, account for these increases in aggregate deposits. Management expects to continue its aggressive marketing of these less costly deposit relationships.

              CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following schedule illustrates this deposit mix change using monthly average consolidated deposit aggregates:

                  Average Monthly Deposit Mix Comparison

    Deposit Types              6/96         Change      12/95
Demand Deposits                12.9%          .4%       12.5%
NOW Accounts                    5.2%        -0.6%        5.8%
Money Market Accounts           8.9%          .5%        8.4%
Savings Deposits                4.0%        -0.1%        4.1%
Certificates of Deposit        69.0%        -0.2%       69.2%

Total loans aggregate $44,489,000 at the end of June, 1996, an increase of $1,088,000 from December 31, 1995. The first half's growth was 2.5% or 5% annualized. Management continues to target the loan portfolio for growth during 1996 but the local economy has softened and business leaders feel more hesitant about future economic prospects.

Aggregate real estate loans at the end of June represented 72% of gross loans as compared to 69% at the end of 1995. Commercial non-real estate loans decreased from 21.0% of gross loans to 19.2% on June 30, 1996. These movements are reflective of the current economic environment that is closely linked to real estate activities. Loans secured by real estate had the only dollar increase, up $2,399,000 from December 31, 1995. Permanent loan portfolio residential real estate loans total $17,251,000 at June 30, 1996 with commercial real estate loans totalling $12,517,000. Consumer loans have decreased from 10.3% to 8.4%. With the downturn in consumer loans, management has targeted growth toward commercial and commercial real estate loans during the balance of 1996 and expects this category to increase proportionally. Management will also continue to direct attention toward the bank's residential loan program. Construction and land development loans now represent 10.7% compared to 8.5% at the end of 1995.

This change in the loan portfolio's mix together with management's anticipated loss potential with regard to identified problematic loans is reflected in the change in the reserve for loan losses. The reserve was increased by $45,000, net of chargeoffs, through June 30, 1996. Gross loans increased during the period and necessitated a commensurate increase in the reserve that reflects exposure by type of loan as well as any identified problematic credits. The reserve was .94% of gross loans at June 30, 1996.

Future anticipations are for continued loan growth for the remainder of 1996. The continued development of the commercial loan market is expected to be the most productive if the local economy strengthens.

              CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The bank's loan operation has limited its full service mortgage loan activities that originate and sells mortgages in the secondary market as well as retaining mortgages for the bank's own loan portfolio. This activity generated only $21,784 in real estate loan brokerage fees through the first half of 1996.
With the very recent decrease in interest rates, the need for these services should increase. Management has, therefore, decided to devote more resources in this direction and bolster this operation.

During 1996 the market value of securities available for sale has continued to decrease from $5,571,000 at December 31, 1995 to $5,368,000. As of
June 30, 1996, the investment portfolio had decreased to $9,914,000.
U.S. Government and Agency securities represent 98% of total securities. As of June 30, 1996, aggregate securities and interest-bearing deposits yielded 5.45% compared to 5.41% on December 31, 1995. During 1996, no investment securities were purchased or sold as bank management continued to invest growth into loans.

Additional reductions in the investment portfolio were also invested in loan growth. Unrealized losses on Securities Available for Sale totaled $301,000 as of June 30, 1996. Securities Available for Sale are recorded at market, in the aggregate, with any unrealized market value gains or losses taken through the Company's equity capital. The FASB (Financial Accounting Standard Board) has adopted formal accounting rules for investment security accounting. These rules were adopted by the Company on December 31, 1993.

Management will continue to position the investment portfolio to best serve all the needs of the Company. Consideration will be given to current economic conditions and forecasts. The Company's adopted investment strategy coincides with the Company's overall strategies and market anticipations. At the end of June, 1996, 39% of the aggregate investment portfolio had adjustable interest rates that would change with the market within a one year time frame.

The Company exhibits sufficient liquidity at the current time with $1,422,000 in Cash and Due from Banks, $1,750,000 in unsecured federal funds purchased lines of credit with correspondent banks, $117,000 in Interest Bearing Deposits in Other Banks, and $5,368,000 in the market value of securities available for sale. In addition, the Bank has established $10,000,000 in lines of credit with the Federal Home Loan Bank (FHLB) to provide additional funding should the need arise. This relationship provides the bank an opportunity to fund oan growth with a borrowing that can match interest rate volatility. Such balanced funding limits the bank's exposure to interest rate risk. One FHLB borrowing is secured by the Bank's residential mortgage loan portfolio.
Another FHLB line of credit has also been established to fund residential mortgage loans that will be sold into the secondary market and transferred to the permanent holder. These loans are normally held less than one month and are appropriately matched against this funding line of credit. This line is secured by investment securities. Management anticipates that these funding sources are adequate to meet anticipated needs.

              CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Through the first half of 1996 deposits fell $1,651,000. Management anticipates deposit growth to still aggregate $6 - $7 million for 1996. In September, 1996 the new Barefoot Bay Branch will open. This branch is anticipated to generate a large volume of deposits. When coupled with the return of winter residents, growth anticipations are well within reach. The anticipated vitality of this new market is expected to have a favorable impact on the financial capacity of the Company with regard to future growth and profitability. There are no other trends, demands, commitments, events, or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

The Company's large initial capitalization and enhanced profitability reflect in above average capital ratios. As of June 30, 1996, capital represents 9.35% of assets and overnight cash and cash equivalents aggregate 2.4% of assets.

Beginning in 1992, the Company's capitalization is measured by guidelines adopted by federal regulatory bodies. This capital adequacy measurement is known as risk based capital and applies risk weighted capital needs according to predetermined risk factors per category of asset. Assets or commitments with less potential risk require less supportive capital while those items considered to have greater risk potential require greater capital support. Beginning December 31, 1992 the capital to risk weighted assets requirement is 8%. At June 30, 1996 the Company had a risk based capital to asset ratio of 14.33%. Management expects to maintain capital above the required level through earnings retention and management of the Company's mix of risk weighted assets.

RESULTS OF OPERATIONS

The consolidated statement of operations for the six months ended
June 30, 1996, reflects net income of $178,000. For the same period in 1995 net income was $264,000. The Company became taxable in 1996 accounting for this fall in net income. Income before taxes actually increased from $259,000 to $267,000 at the end of the six months ended June 30, 1996. Net interest income for the six months ending June 30, 1996 also compared favorably to the same period in 1995 showing a 12% or $144,000 improvement and growing to $1,329,000. At this level, net interest income was adequate to cover heightened noninterest expenses of $1,112,000. The Company's net interest income improvement reflects management's aggressive attention to loan and deposit pricing which has controlled the yield on the Company's earning assets and lowered the yield on funding liabilities in this recent period of falling interest rates.

The bank's net interest income to average earning assets (net interest margin) increased from 4.12% for 1995 to 4.35% for year to date June 30, 1996. The net interest margin was improved by decreasing costs of funding liabilities from the repricing of existing deposits and a shift toward noninterest bearing deposits. The bank's continued investment in loans as reflected in its higher loan to deposit ratio which was increased from 80% on December 31, 1995 to 84.8% at the end of June 30, 1996. This increase has bolstered the Bank's yield on earning assets as investment securities have been replaced by loans at higher interest yields. Management continues to actively solicit loans and price loan products competitively to attract prudent loans with the goal of maintaining the current loan to deposit ratio while increasing the banks total assets.

              CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   Net Interest   Non Interest
                                      Income         Expense
Six months ended 6/30/96           $ 1,329,000    $ 1,112,000
Six months ended 6/30/95             1,185,000      1,046,000

Noninterest expenses included in the six months ended June 30, 1996 included normal operating overhead with the largest portion of the cost being salaries and benefits which aggregated $530,000 for the period ended June 30, 1996 and $506,000 for the period ended June 30, 1995. The increase in salaries and benefits reflects the additional staff and concurrent expertise needed to service the Company's growth. Bank premises and equipment expenses together with other operating expenses make up the balance at $582,000 for the 1996 period and $540,000 for the 1995 period.

Using the current balance sheet, the current maturity schedule, and the forecasted balance sheet, management projects the worst-case scenario to be falling rates. Should the prime rate decrease to 7.25% during the next twelve months, net interest income could be reduced about $82,000. Conversely, if prime rates increased to 10.5% during the next twelve months, net interest income could be enhanced by approximately $41,000.

The Bank continues to engage an outside firm to provide management with monthly asset/liability position reports. These reports measure the Bank's vulnerability to interest rates should rates change in an adverse direction.
In addition, the future impact of these rate changes are measured over a twelve month period using management's expectations as to future growth and mix. Meetings are held with the Bank's Asset/Liability Investment Committee to work with these reports and management's expectations to continue to control and monitor balance sheet mix and interest rate exposures.

                      CITRUS FINANCIAL SERVICES, INC.



PART II:       OTHER INFORMATION

       Item 1. Legal Proceedings.
               None.

       Item 2. Changes In Securities.
               None.

       Item 3. Defaults upon Senior Securities.
               None.

       Item 4. Submission of Matters to a Vote of Security Holders.
               An annual meeting of shareholders was held on April 22, 1996. At that meeting a majority of the shareholders of record gave their proxy to the re-election of two directors, to approve a Stock Option Agreement for the President and Chief Executive Officer and to ratify the continuing appointment of the Company's CPA firm.

       Item 5. Other Information.
               None.

       Item 6. Exhibits and Reports on Form 8-K.
               a)    None

               b)   Reports on Form 8-K.
                     None

       Item 7. Exhibit 27 - Article 9 Financial Data Schedule for 10-QSB

                     CITRUS FINANCIAL SERVICES, INC..
                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Citrus Financial Services, Inc.



Date:           August 11, 1996              _________________________
                                             Josh C. Cox, Jr.
                                             President and CEO



Date:           August 11, 1996              _________________________
                                             Henry O. Speight
                                             Chief Financial Officer

                      CITRUS FINANCIAL SERVICES, INC.
                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Citrus Financial Services, Inc.



Date:           August 11, 1996              /s/ Josh C. Cox, Jr.
                                             Josh C. Cox, Jr.
                                             President and CEO



Date:           August 11, 1996              /s/ Henry O. Speight
                                             Henry O. Speight
                                             Chief Financial Officer