Form 10QSB/A
period 1996-06-30
CITRUS FINANCIAL SERVICES INC
filed 1996-10-11
CIK 852616

This amendment is being filed to include the Financial Data Schedule which was inadvertently omitted from the original filing.

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549
            __________________________________________________

                                FORM 10-QSB/A

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