Form 10KSB
period 1996-12-31
CITRUS FINANCIAL SERVICES INC
filed 1997-03-28
CIK 852616

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                  of 1934  For the Fiscal Year Ended December 31, 1996
                         Commission File No. 33-29696-A
                   CITRUS FINANCIAL SERVICES, INC.
A Florida Corporation (IRS Employer Identification No. 65-0136504)
              1717 Indian River Boulevard, Suite 100
                  Vero  Beach,   Florida   32960
                           (561) 778-4100
Securities Registered Pursuant to Section 12(b) of the Securities Exchange
                      Act of 1934:     NONE

Securities Registered Pursuant to Section 12(g) of the Securities Exchange
                      Act of 1934:     NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the  fiscal  year  ended  December  31,  1996:  $ 5,344,000

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (373,679 shares) on February 28, 1997 was approximately $4,110,469. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to recent trading activity of the common stock of the registrant at $9.50 per share. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock, as of February 28, 1997: 854,099 shares of $3.47 par value common stock.

                 DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Shareholders for the Fiscal Year ended December 31, 1996.
          (Parts II and IV)

     2. Portions of Proxy Statement for the 1997 Annual Meeting of Shareholders. (Parts III)

                          TABLE OF CONTENTS

Consolidated--Citrus Financial Services, Inc. and Affiliates

     NOTE:     Certain information required by Form 10-KSB is incorporated by reference from the 1996 Annual Report and 1997 Annual Meeting Proxy Statement as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.

     PART I                                                Page Number
     Item 1   Business                                                    1
     Item 2   Properties                                                  12
     Item 3   Legal Proceedings                                           12
     Item 4   Submission of Matters to a Vote of Security Holders - None


                                                   ANNUAL REPORT REFERENCE(1)
     PART II
     Item 5   Market for Common Equity and Related Stockholder Matters    12
     Item 6   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   13
     Item 7   Financial Statements and Supplementary Data                 13
     Item 8 Changes in and disagreements with Accountants on Accounting and Financial Disclosure -- None

                                                   PROXY STATEMENT REFERENCE
     PART III(2)
     Item 9   Directors and Executive Officers of the Registrant:         13
     Item 10  Executive Compensation                                      13
     Item 11  Security Ownership of Certain Beneficial Owners and
              Management                                                  13
     Item 12  Certain Relationships and Related Transactions              14

     PART IV
     Item 13   Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                        14

______________________________________________________________

     (1)  These items are incorporated from the 1996 Annual Report

     (2) The material required by Items 9 through 12 is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Instruction G of Form 10-KSB. The Company will file its definitive Proxy Statement with the Commission prior to March 31, 1997.

                                   PART I

ITEM 1. - BUSINESS

Description

General

Citrus Financial Services, Inc. (the "Company") is a registered bank holding company under the federal Bank Holding Company Act of 1956, as amended, and owns 100% of the issued and outstanding common stock of Citrus Bank, N.A., Vero Beach, Florida (the "Bank"). The Company was incorporated under the laws of the State of Florida on May 19, 1989 to enhance the Bank's ability to serve its future customers' requirements for financial services. The holding company provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

The Bank commenced business operations on April 13, 1990 in a permanent facility located at the corner of Indian River Boulevard and 17th Street, Vero Beach, Florida. The facility is a three-story office condominium, the first floor of which is owned by the Bank. The Bank has one branch office located at 1020 U.S. 1, Sebastian, Florida, which commenced operations in February 1993 and another branch office located at 1020 Buttonwood Street, Barefoot Bay, Florida, which commenced operations in September, 1996.

The Bank is a full service commercial bank, without trust powers. The Bank offers a full range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as U.S. Savings Bonds, travelers checks, safe deposit boxes and lockers, bank by mail services, direct deposit services, automatic teller services, discount brokerage services and secondary mortgage loan origination services (as a FNMA approved mortgage lender).

Market Area

The primary service area for the Bank encompasses Indian River County in total with the natural boundaries of the county lines. Additionally, Barefoot Bay, a retirement community in South Brevard County, is included in the Bank's market area. This node is serviced by Citrus Bank's third, full service banking center located in the heart of this retirement community. Barefoot Bay is bordered by Micco Road to the south, the Indian River to the east, Grant Road to the north, and I-95 to the west. Competition among financial institutions in this area is intense. There are 32 banking offices and 7 offices of savings and loan associations within the primary service area of the Bank. Most of these offices are branches of, or are affiliated with, major bank holding companies.

The Bank is in competition with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have over the years, engaged more and more in providing services which have historically been traditional banking services. Due to the growth of the Indian River County area, it is anticipated that competition will increase because of new entrants to the market.

Rate/Volume Analysis of Net Interest Revenue

The effect on interest income, interest expense and net interest income in the periods indicated, of changes in average balances, and rates from the corresponding prior period is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from volume. The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate.

                                            Year Ended December 31, 1996
                                                   compared with
                                            Year Ended December 31, 1995
                                                   (in thousands)
                                             Increase (Decrease) due to:

                                              Volume     Rate       Total
Interest earned on:
  Interest-earnings deposits in other banks  $    (3)   $     2   $    (1)
  Taxable securities                            (163)       (59)     (222)
  Federal funds sold                              34         (2)       32
  Net loans                                      373        (39)      334

            Total Interest Income                239       (103)      143
Interest paid on:
  NOW deposits                                     4        (11)       (7)
  Savings deposits                               (10)       (14)      (24)
  Time deposits                                  162        (75)       87
  Borrowings                                    (149)       (17)     (166)

            Total Interest Expense                 7       (117)     (110)

            Change in net interest income    $   246    $  (220)  $   253


                                 Year Ended December 31, 1995
                                      compared with
                                 Year Ended December 31, 1994
                                       (in thousands)
                                    Increase (Decrease) due to:

                                              Volume     Rate      Total
Interest earned on:
  Interest-earnings deposits in other banks  $   (11)   $   (2)   $    (13)
  Taxable securities                             (77)       92          15
  Federal funds sold                              (6)        6           0
  Net loans                                      866       206       1,072

             Total Interest Income               772       302       1,074
Interest paid on:
  NOW deposits                                     2         6           8
  Savings deposits                               (40)       18         (22)
  Time deposits                                  329       390         719
  Borrowings                                      47        30          77
             Total Interest Expense              338       444         782

             Change in net interest income   $   434    $ (142)    $   292

Investments

As of December 31, 1996, investment securities, securities held for sale and interest-earning deposits in other banks comprised approximately 14.5% of the Company's assets and net loans comprised approximately 76.3% of the Company's assets. The Company has invested primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in time deposits and notes of commercial banks.
In addition, the Company enters into Federal Funds transactions with its principal correspondent banks, and acts as a seller of such funds.

The following table presents, for the period indicated, the book value and the fair value of the Company's investment securities and securities held for sale (in thousands):

                                               December 31,
                                         1996                 1995

                                   Carrying    Fair      Carrying    Fair
Investment Category                  Value     Value       Value     Value
Obligations of U.S. Treasury and
        other U.S. Agencies        $  8,873   $  8,686   $  9,716  $  9,608
Corporate Bonds                         252        249        253       250
Federal Home Loan Bank stock            215        215        190       190
Federal Reserve Bank stock              159        159        159       159

        Total                      $  9,499   $  9,309   $ 10,318  $ 10,207

The following table indicates for the years ended December 31, 1995 and 1996 the estimated amount of investments due in (I) one year or less; (ii) one to five years; (iii) five to ten years; and (iv) over ten years (in thousands):

Investment Category                                      1996         1995
Obligations of U.S. Treasury and other U.S. Agencies:
    Due in 1 year or less                              $      0    $    107
    Over 1 through 5 Years                                3,156       3,449
    Over 5 through 10 Years                                 900         988
    Over 10 Years                                         4,817       5,172

Corporate Securities:
    Over 1 through 5 Years                                  252         253

Other Securities:
    No stated maturity                                      374         349

              Total                                    $  9,499    $ 10,318

Loan Portfolio

The Bank engages in a full complement of lending activities, including the originating and purchasing of commercial, consumer/installment and real estate loans.

Commercial lending is directed principally toward businesses whose demands for funds fall within the Bank's legal lending limits and which are potential deposit customers of the bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Bank's real estate loans consist of residential and commercial first and second mortgage loans.

The Bank's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. This category of loans also includes term loans secured by second mortgages on the residences of borrowers for a variety of purposes including home improvements, education and other personal expenditures.
__________

The following table presents various categories of domestic loans contained in the Bank's loan portfolio as of December 31, 1996 and 1995 and the total amount of all loans for such periods:

                                               As of December 31,
                                                1996         1995
Type of Loan                                     (in thousands)
Commercial, financial and agricultural        $  9,133      $  9,105
Real estate-commercial and other                13,783        11,723
Real estate-residential mortgage                24,197        18,092
Installment and other loans to individuals       3,945         4,482

            Subtotal                            51,058        43,402

Less unearned discounts, net                       (34)           (1)
Allowance for loan losses                         (354)         (373)

            Total (net of allowance)          $ 50,670      $ 43,028

__________

The following is a presentation of an analysis of sensitivities of loans as of December 31, 1996 (in thousands):

                                          Due in    Due in     Due
                                          1 year    1 to 5    After 5
Loans Subject to Interest Rate Change:   or less     Years     Years   Total

Loans with predetermined interest rates $  4,947  $  6,804  $  3,211  $ 14,962
Loans with floating interest rates        27,917     6,762       189    34,868
Credit Card loans                            500      ---       ---        500

    Total                               $ 33,364  $ 13,566  $  3,400  $ 50,330

(1) Non-accrual loans of $728 are not included.
__________

The following table presents information regarding non-accrual, past due and restructured loans for the periods indicated:

                                             Year Ended         Year Ended
                                          December 31, 1996  December 31, 1995
(dollars in thousands)
Loans accounted for on a non-accrual basis:
    Number                                          2                  2
    Amount                                    $   728            $   493

Accruing loans which are contractually past
due 90 days or more as to principal and
interest payments:
    Number                                          5                  4
    Amount                                    $   325            $   106

Loans defined as "troubled debt
restructurings":
    Number                                          6                  0
    Amount                                    $ 1,510            $ -----

As of December 31, 1996, there are no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (I) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The Bank's general practice is not to accrue interest on loans delinquent over ninety days unless fully secured and in the process of collection. The accrued and unpaid interest is reversed against current income and thereafter interest is recognized only to the extent payments are received. Non-accrual loans are restored to accrual basis when interest and principal payments are current and prospects for recovery are no longer in doubt.

As of December 31, 1996, there were no loans which have not been disclosed above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

The majority of the Company's loans are secured by real estate in Indian River County, Florida, where the Bank is located. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in market conditions in this County. The Company has $390,000 in other real estate owned represented by one residential improved property.

Summary of Loan Loss experience

An analysis of the Bank's loss experience is furnished in the following table for the years ended December 31, 1996 and 1995, as well as a breakdown of the allowance for loan losses (in thousands):

                                   Analysis of the Allowance for Loan Losses
                                         Year Ended December 31,

                                          1996               1995
Balance at beginning of period         $     373         $     299
Charge-offs:
  Commercial loans                            (3)             ---
  Real estate - commercial and other        (776)             ---
  Installment loans                         (100)              (27)
                                            (879)              (27)
Recoveries:
  Commercial loans                           ---               ---
  Real estate - commercial and other         506               ---
  Installment loans                            2                 1

Net charge-offs                             (371)              (26)

Additions charged to operations              352               100
Balance at end of period               $     354         $     373

Ratio of net charge-offs during the
period to average loans outstanding
during the period                            .81%              .07%

At December 31, 1996 the allowance was allocated as follows:

                                                     Percent of   Percent of
                                                     allowance    total loans
                                                      in each      in each
                                             Amount   category     category
Commercial and agricultural                 $   124     35.0%        17.9%
Real Estate - commercial and other              123     34.8         27.0
Real Estate - residential mortgage               50     14.1         47.4
Installment and other loans to individuals       44     12.4          7.7
Unallocated                                      13      3.7         ---

      Total                                 $   354      100%         100%

 _____________

At December 31, 1995 the allowance was allocated as follows:

                                                     Percent of     Percent of
                                                     allowance     total loans
                                                      in each        in each
                                            Amount    category       category
Commercial and agricultural                 $   187     50.3%          21.0%
Real Estate - commercial and other               66     17.7           27.0
Real Estate - residential mortgage               37      9.9           41.7
Installment and other loans to individuals       73     19.4           10.3
Unallocated                                      10      2.7           ---

        Total                               $   373      100%           100%

Loan Loss Reserves

In considering the adequacy of the Company's allowance for loan losses, management has considered that as of December 31, 1996, 17.9% of outstanding loans are in the commercial loan category. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, the majority of these commercial loans at December 31, 1996 were made on a secured basis, with collateral consisting primarily of accounts receivable, inventory, assignment of mortgages and equipment. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio reduces any risk of loss inherently present in commercial loans.

The Company's consumer loan portfolio at December 31, 1996 consisted primarily of lines of credit and installment loans secured by automobiles, boats and other consumer goods. Management believes that the risk associated with these types of loans has been adequately provided for in the loan loss reserve.

Residential real estate mortgage loans constitute 47.4% of outstanding loans at December 31, 1996. Management considers these loans to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraisal value of the collateral or is otherwise covered by permanent mortgage insurance.

The Company's Board of Directors monitors the loan portfolio monthly in order to enable it to evaluate the adequacy of the allowance for loan losses. In addition to reviews by regulatory agencies and the Company's certified public accountants, the services of outside consultants have been engaged to assist in the evaluation of credit quality and loan administration. These professionals compliment the system implemented by the Company which identifies potential problem credits as early as possible, categorizes the credits as to risk and includes a reporting process to monitor the progress of the credits.

The allowance for loan losses represents the cumulative total of monthly provisions for loan losses plus recoveries of amounts previously charged off, less net charge-offs. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance when management believes the collectibility of principal is unlikely. The monthly provision for loan losses is based on management's judgment, after considering known and inherent risks in the portfolio, past loss experience of the Company, adverse situations that may affect the borrower's ability to repay, assumed values of the underlying collateral securing the loans, the current and prospective financial condition of the borrower, and the prevailing and anticipated economic condition of the local market.

The Company maintains the allowance for loan losses at a level sufficient to absorb all estimated losses in the loan portfolio. The allowance for loan losses is made up of two primary components: (I) amounts allocated to loans based on collateral type and (ii) amounts allocated for loans reviewed on an individual basis in accordance with a credit risk grading system. The above table presents an allocation of the entire allowance for loan losses among various loan classifications and sets forth the percentage of loans in each category to total loans.

Management does not anticipate that the future new loan charge-off rates for loans will be materially different from the historic net charge-off rates experienced by the Company. For a more complete discussion of the Company's
1996 loan losses, see Management's Discussion contained in the 1996 Annual
Report which is contained herein by reference.

Deposits

The Bank offers a full range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees, returned check charges and the like.

The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 1996
(in thousands):

                                             Time
                                          Certificates
                                           of Deposit
          3 months or less                $   2,619
          3-6 months                          2,938
          6-12 months                         3,359
          over 12 months                      1,853

          Total                           $  10,769

Return on Equity and Assets

Returns on average consolidated assets and average consolidated equity as computed under generally accepted accounting principles for the year ended December 31, 1996 and 1995 are as follows:

                                                 1996             1995
    Return on Average Assets                      .2%              1.1%
    Return on Average Equity                     1.5%             13.8%
    Average Equity to Average Assets Ratio       9.0%              8.2%
    Dividend Payout Ratio                        ---               ---

Asset/Liability Management

It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers of the Bank are responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the bank's deposits in commercial, consumer and real estate loans.

The Board of Directors has established an Asset/Liability Investment Committee which meets quarterly to work with management to establish policies and strategies for the Bank's asset/liability mix and rate sensitivity. The Bank's asset/liability position is monitored on a daily basis. A monthly report reflecting interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the Bank's Board of Directors. In addition, an outside consulting firm has been engaged to provide management with monthly asset/liability management reports. These reports detail the Company's net interest income exposure by considering the Company's budget forecasts, interest rate movements, reinvestment of maturing loans, investments and deposits, as well as the Company's anticipated cash flows. The objective of this monitoring and the establishment of the asset/liability policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

Correspondent Banking

Correspondent banking involves the providing of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank purchases correspondent services offered by larger banks, including check collections, purchase or sale of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks.

The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. For the fiscal year ended December
31, 1996, the bank had sold loan participations totaling $2,890,000.

Data Processing

The Bank has a data processing servicing agreement with FiServ, Inc. This servicing agreement provides for the Bank to receive a full range of data processing services including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file ("CIF") and ATM processing. The data processing servicing agreement provides for the Bank to pay a monthly fee based on the type, kind and volume of data processing services provided, priced at a stipulated rate schedule.

Facilities

The Bank operates out of the first floor of a three-story office condominium situated on approximately 2.5 acres of land located at the corner of Indian River Boulevard and 17th Street in Vero Beach, Florida. This first floor facility is owned by the Bank. The facility consists of 6 teller stations, 7 offices, vaults, two night depositories, 3 drive-in windows and a full-service safe deposit box facility, including vault locker storage.

The Bank operates a full service Branch office which is located at 1020 U.S. 1, Sebastian, Florida. The facility consists of a 2,800 square foot building with 5 drive-in windows, 10 teller stations, an office, a vault, a night depositary, a full-service safe deposit box facility, and an automated teller machine.

In September, 1996 the Bank opened its second full service Branch office at 1020 Buttonwood Street, Barefoot Bay, Florida. This newest facility is a 2,160 square foot building with 2 drive-in windows, 6 teller stations, two offices, a vault, a night depository, a full-service safe deposit box facility, and an automated teller machine.

Employees

The Bank currently employs 37 full time and 2 part time persons, including 11 officers. The Bank will hire additional persons as needed.

Monetary Policies

The results of operations of the Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money market, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank.

Supervision and Regulation

The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are supervised by a number of federal regulatory agencies, including the Federal Reserve Board, the Comptroller of the Currency ("Comptroller") and the Federal Deposit Insurance Corporation ("FDIC").

The Company is regulated by the Federal Reserve Board under the federal Bank Holding Company Act, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board Policy, the Company may be required to provide financial support for a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

As a national bank, the Bank is subject to the supervision of the Comptroller and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, the Bank may establish branch offices anywhere within the State of Florida. The Bank is also subject to the Florida banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, the bank, as a subsidiary of the Company, is subject to restrictions under federal law in dealing with the Company and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person. In addition, a national bank may grant additional loans and extensions of credit to the same person up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured by readily marketable collateral having a market value determined by reliable and continuously available price quotations. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions.

Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the Comptroller. Both the Federal Reserve Board and the Comptroller have established risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The Comptroller's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar) provide that banking organizations must have capital equivalent to 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 1996, the Company's total risk-based capital and Tier 1 ratio were 12.4% and 11.7%, respectively. Both the Federal Reserve Board and the Comptroller have also implemented new minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of bank and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of 3% "Tier 1" capital to total assets (net of goodwill). Tier 1 capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top-rated banking institutions. Institutions operating at or near these levels are expected to have well-diversified risk, excellent asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations, rated composite 1 under the CAMEL rating system for banks or the BOPEC rating system for bank holding companies. Institutions with lower ratings and institutions with high levels of risk or experiencing or anticipating significant growth would be expected to maintain ratios 100 to 200 basis points above the stated minimums.

On September 1, 1995 the Comptroller, the Federal Reserve Board and the FDIC proposed the agencies adopted an interest-rate risk assessment method for determining a bank's capital needs using a model to be adopted by the agencies. The final rule does not set a supervisory threshold which defines whether a bank has an above normal level of interest-rate risk exposure. Instead, the agencies published on the same date a proposed Policy Statement which includes a supervisory model for measuring and assessing interest rate exposure. The agencies indicated that prior to establishing an explicit supervisory threshold above which additional capital would be required, they intend first to collect industry data and evaluate the level of interest rate risk exposure existing in the banking industry. Under the proposed Policy, small, well-managed banks are provided with an exemption from the provisions of the Policy statement. Banks with total assets of less than $300 million and with a CAMEL rating of either "1" or "2" will be exempt from the requirements of the Policy if the sum of 30% of the bank's fixed and floating-rate loans and securities that have contractual maturity or repricing dates between 1 and 5 years, and 100% of the bank's fixed- and floating-rate loans and securities that have contractual maturity or repricing dates beyond 5 years, is less than or equal to 30% of the bank's total assets. No final Policy has been adopted by the Agencies and until the final Policy has been adopted by the agencies, no estimate of the proposed Policy's impact on the Company can be made.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (or FDICIA), created five "capital categories" ("well capitalized, " "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the Act and which are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization.

For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., holding companies) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business. As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

The FDICIA required each federal banking agency to prescribe for all insured depository institutions and their holding companies standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. In addition, the federal banking regulatory agencies were required to prescribe by regulation standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions or the depository institution holding companies; and (iv) such other standards relating to asset quality, earnings and valuation as the agency deems appropriate. Finally, each federal banking agency was required to prescribe standards for employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation and benefits and other arrangements that are excessive or that could lead to a material financial loss for the institution. If an insured depository institution or its holding company fails to meet any of its standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution or holding company, to correct the deficiency and until corrected, may impose restrictions on the institution or the holding company including any of the restrictions applicable under the prompt corrective action provisions of the FDICIA. The Federal banking agencies final rule implementing the safety and soundness provisions of the FDICIA was effective on August 9, 1995.

The FDICIA also required each appropriate federal banking agency to adopt uniform regulations prescribing standards for extensions of credit secured by real estate or made for the purpose of financing the construction of improvements on real estate. In prescribing these standards, the banking agencies considered the risk posed to the deposit insurance funds by real estate loans, the need for safe and sound operation of insured depository institutions and the availability of credit. The FDIC and the other federal banking agencies adopted uniform regulations implementing such standards, effective March, 1993.

In response to the directive issued under the Act, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                                   Total Risk -     Tier 1 Risk -     Tier 1
                                   Based Capital    Based Capital    Leverage
                                      Ratio             Ratio          Ratio
Well capitalized (1)                    10%                6%             5%
Adequately capitalized (1)               8%                4%             4% (2)
Undercapitalized (3)                  <  8%             <  4%          <  4%
Significantly Undercapitalized (3)    <  6%             <  3%          <  3%
Critically Undercapitalized              -                -            <  2%

(1)   An institution must meet all three minimums.
(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) An institution falls into this category if it is below the specified capital level for any of the three capital measures.

The Act also provided that banks must have to meet new safety and soundness standards. In order to comply with the Act, the Federal Reserve Board, the Comptroller and the FDIC, adopted a final Rule effective, August 9, 1995 which institutes guidelines defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, asset quality, earnings and stock valuation. Both the capital standards and the safety and soundness standards which the Act seeks to implement were designed to bolster and protect the deposit insurance fund.

As a national bank, the bank is subject to examination and review by the Comptroller. The Bank submits to the Comptroller quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, existing restrictions on interstate acquisitions of banks by bank holding companies were repealed on September 29, 1995, such that the Company and any other bank holding company located in Florida would be able to acquire any Florida-based bank, subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. During its 1996 Legislative Session the Florida Legislature adopted Legislation which will permit interstate branching effective June 1, 1997.

As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

The Scope of regulation and permissible activities of the Company and the Bank is subject to change by future federal and state legislation.

ITEM 2. - PROPERTIES

On May 23, 1990, the Bank purchased from Louis L. Schlitt, a director of the Company and an organizer of the Bank, and Louis Schlitt, Inc., a company owned by Mr. Schlitt, the entire first floor (approximately 10,000 square feet) of a three-story office condominium for use as the bank facility, at a purchase price of $1,209,188. The building is situated on approximately 2.5 acres of land located at the corner of Indian River Boulevard and 17th Street in Vero Beach, Florida. The bank facility consists of 6 teller stations, 7 offices, vaults, two night depositories, 3 drive-in windows and a full-service safe deposit box facility, including vault locker storage.

On December 24, 1992, the Bank purchased from First Union Bank, a branch facility that they had abandoned for $460,214. The branch consists of a 2,800 square foot building located at 1020 U.S. 1, Sebastian, Florida . The branch facility consists of 10 teller stations, an office, a vault, night depository, 5 drive-in windows and a full-service safe deposit box facility.

On February 29, 1996, the Bank purchased from Avatar Properties, Inc. a parcel of land for the construction of a branch facility. The land was purchased for $50,000. The branch facility was then constructed and consisted of a 2,160 square foot building located at 1020 Buttonwood Street, Barefoot Bay, Florida. The branch facility consists of 2 drive-in windows, 6 teller stations, 2 offices, a vault, night depository, and a full-service safe deposit box facility.

ITEM 3. - LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer, affiliate or any principal security holder of the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company or the Bank.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

                                 PART II

ITEM 5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

During the period covered by this report and to date, there has been no established public trading market for the Company's Common Stock.

As of February 28, 1997, the number of holders of record of the Company's Common Stock was 450.

To date, the Company has not paid any dividends on its Common Stock. It is the present policy of the Board of Directors of the Company to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Company and of the Bank. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

The Bank is restricted in its ability to pay dividends under the national banking laws and by regulations of the Comptroller. Pursuant to 12 U.S.C. 56, a national bank may not pay dividends from its capital. All dividends must be paid out of net profits then on hand, after deducting losses and bad checks. Payment of dividends out of net profits is further limited by 12 U.S.C. 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than 1/10 of the Bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. 60 (b), the approval of the Comptroller is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

In December 1990, the Comptroller promulgated regulations which affect the level of allowable dividend payments by national banks. The intended effect of the regulations is to make the calculation of national banks' dividend-paying capacity consistent with generally accepted accounting principles
(GAAP). In this regard, the allowance for loan and lease losses will not be considered an element of either "undivided profits then on hand" or "net profits". Further, a national bank may be able to use a portion of its capital surplus account as "undivided profits then on hand", depending on the composition of that account. In addition, the regulations clarify that dividends on preferred stock are not subject to the limitations of 12 U.S.C. 56, while explicitly making such dividends subject to the constraints of 12 U.S.C. 60. The regulations do not diminish or impair a well-capitalized bank's ability to make cash payments to its shareholders in the form of a return of capital.

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS & FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company hereby incorporates by reference the section entitled
"Management's Discussion" on pages 7 through 10 of the 1996 Annual Report to Shareholders for the year ended December 31, 1996.


ITEM 7. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company hereby incorporates by reference the Report of the Independent Auditors and the Consolidated Financial Statements contained in the 1996 Annual Report to Shareholders for the year ended December 31, 1996.

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS - None


                               PART III

ITEM 9. - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Company's hereby incorporates by reference the sections entitled "Election of Directors" and "Board of Directors Meeting" contained at pages 2 through 5 of the Proxy Statement filed as an Exhibit under Item 14 herein.

ITEM 10. - EXECUTIVE COMPENSATION

The Company's hereby incorporates by reference the section entitled "Executive Compensation" contained at pages 5 through 6 of the Proxy Statement filed as an Exhibit under Item 14 herein.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)     Security Ownership of Certain Beneficial Owners

The Company's hereby incorporates by reference the sections entitled "Election of Directors" and "Certain Shareholders" contained at pages 2 through 5 of the Proxy Statement filed as an Exhibit under Item 14 herein.

(b)     Security Ownership of Management

The Company's hereby incorporates by reference the section entitled "Election of Directors" contained at pages 2 through 5 of the Proxy Statement filed as an Exhibit under Item 14 herein.

(c)     Changes in Control

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.


ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Bank has outstanding loans to certain of the Company's directors, executive officers, their associates and members of the immediate families of such directors and executive officers. These loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank and did not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 13. - EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form -18 under the Securities Act of 1933 for the Company, as filed with the Securities and Exchange Commission on June 30, 1989, Registration No. 33-29696-A (referred to as "S-18"), or (ii) an Annual Report on Form 10-KSB "10-K". (iii) The quarterly report filed on Form 10-QSB for the quarter ended March 31, 1995 (10-Q). The exhibit numbers correspond to the exhibit numbers in the referenced documents.


Exhibit No.   Description of Exhibit

  *3.1        Articles of Incorporation dated May 19, 1989 (S-18)

  *3.2        By-laws adopted June 29, 1989 (S-18)

  *3.3        Amendments to bylaws adopted March 16, 1995 (1995 10-Q)

 *10.3 Employment Agreement dated July 11, 1991 between Registrant and Randy J. Riley (1992 10-K)

 *10.4 Employment Agreement dated July 11, 1991 between Registrant and Henry O. Speight (1993 10-K)

  22.1        The Company's 1997 Annual Meeting Proxy Statement.

  22.2        The Company's 1996 Annual Report for the year ended December
              31, 1996.


(b)  Reports on Form 8-K.    A Form 8-K was filed December 30, 1996 regarding
             "Other Events", a 20% stock split.

                             SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CITRUS FINANCIAL SERVICES, INC.


Dated:  March 14, 1997       By:     /s/ Josh C. Cox, Jr.
                                     Josh C. Cox, Jr.
                                     President and Chief Executive Officer



Dated:  March 14, 1997       By:     /s/ Henry O. Speight
                                     Henry O. Speight
                                     Senior Vice President
                                     (Chief Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Robert L. Brackett                       March 14, 1997
    ROBERT L. BRACKETT
    Class II Director


/s/ Josh C. Cox, Jr.                         March 14, 1997
    JOSH C. COX, JR.
    President, Chief Executive Officer
    and Class III Director


/s/ Hubert Graves, Jr.                       March 14, 1997
    HUBERT GRAVES, JR.
    Class I Director


/s/ Roy H. Lambert                           March 14, 1997
    ROY H. LAMBERT
    Class II Director


/s/ Earl H. Masteller                        March 14, 1997
    EARL H. MASTELLER
    Class I Director


/s/ Louis L. Schlitt                         March 14, 1997
    LOUIS L. SCHLITT
    Secretary and Class III Director


/s/ Walter E. Smith, Jr.                     March 14, 1997
    WALTER E. SMITH, JR.
    Class I Director


/s/ James R. Thompson                        March 14, 1997
    JAMES R. THOMPSON
    Class II Director



   SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders as of the date of filing this report. An annual report and proxy materials will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB. The company's proxy Statement and 1996 Annual Report are included as Exhibits 22.1 and 22.2 of this filing.