Form 10KSB/A
period 1996-12-31
CITRUS FINANCIAL SERVICES INC
filed 1997-03-31
CIK 852616

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


  /s/ Hubert Graves, Jr.                             March 14, 1997
  HUBERT GRAVES, JR.
  Class I Director


  /s/ Roy H. Lambert                                      March 14, 1997
  ROY H. LAMBERT
  Class II Director


  /s/ Earl H. Masteller                                 March 14, 1997
  EARL H. MASTELLER
  Class I Director


  /s/ Louis L. Schlitt                                 March 14, 1997
  LOUIS L. SCHLITT
  Secretary and Class III Director



  /s/ Walter E. .Smith, Jr.                            March 14, 1997
  WALTER E. SMITH, JR.
  Class I Director


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