Form 10QSB
period 1997-03-31
CITRUS FINANCIAL SERVICES INC
filed 1997-05-15
CIK 852616

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.   20549
        __________________________________________________

                           FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR
                15 (D) OF THE SECURITIES EXCHANGE
                           ACT OF 1934

          For the Quarterly Period Ended March 31, 1997
                Commission File Number 33-29696-A
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
Yes     X            No          .

Indicate the number of shares of outstanding of each of the issuer's classes of Common Stock:

  Class                                 Outstanding as of May 8, 1997
Common Stock                                 854,120
Par Value $3.47 per share

                 CITRUS FINANCIAL SERVICES, INC.

                              INDEX


                                                                         PAGE
PART I:  FINANCIAL INFORMATION                                          NUMBER

   Item 1:  Financial Statements:
            Consolidated Balance Sheets as of March 31, 1997
            (unaudited) and December 31, 1996                            1

            Consolidated Statements of Operations for the three months
            ended March 31, 1997 and 1996 (unaudited)                    2

            Consolidated Statements of Cash Flows for the three months
            ended March 31, 1997 and 1996 (unaudited)                    3

            Notes to Consolidated Financial Statements (unaudited)       4 - 6

   Item 2:  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    7 - 9

PART II:    OTHER INFORMATION                                            10

Signatures                                                               11

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS

                                               March 31,     December 31,
(dollars in thousands)                           1997            1996
                                              (unaudited)     (audited)
          ASSETS

Cash and Due From Banks                       $     439       $   2,514
Federal Funds Sold                                7,790             ---
Interest Bearing Deposits in Other Banks             40             106
Investment Securities                             4,050           4,203
 (Market Value March 31, 1997 was $4,511)
 (Market Value December 31, 1996 was $4,013)
Securities Available for Sale                     5,312           5,296

Loans:
 Loans, net of deferred fee income               48,041          51,024
 Less Allowance for Loan Losses                     379             354
     Net Loans                                   47,662          50,670

Premises & Equipment                              2,500           2,550
Other Assets                                      1,155           1,077

Total Assets                                 $   68,948       $  66,416

     LIABILITIES

Deposits:
 Noninterest Bearing Demand Deposits         $    8,638       $   8,136
 Interest Bearing Accounts:
     NOW                                          2,991           3,386
     Money Market Deposit Accounts                4,587           3,889
     Savings                                      4,653           2,987
     Certificates of Deposits                    41,866          40,248
 Total Deposits                                  62,735          58,646

FHLB Advances and Federal Funds Sold                524           2,055
Other Liabilities                                   320             288

     Total Liabilities                           63,579          60,989

     STOCKHOLDERS' EQUITY

Treasury Stock                                      (1)             (1)
Common Stock                                      2,966           2,966
Additional Paid-In Capital                        3,108           3,108
Accumulated Deficit                              ( 534)          ( 488)
Unrealized loss on securities available for sale ( 170)          ( 158)
     Total shareholders' equity                   5,369           5,427

Total Liabilities and Stockholders' Equity    $  68,948       $  66,416

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three months ended March 31,
dollars in thousands except per share amounts           1997           1996
                                                            (unaudited)
Interest Income
 Interest and Fees on Loans                                $  1,174   $  1,058
 Interest on Investment Securities and Interest
   Bearing Deposits in Other Banks                              136        146
 Income on Federal Funds Sold                                    34         17
   Total Interest Income                                      1,344      1,221

Interest Expense
 Interest on Deposits                                           603        559
 Other Interest                                                  17         13
   Total Interest Expense                                       620        572
   Net Interest Income                                          724        649

   Provision for Loan Losses                                    198         31
Net Interest Income After Provision for Loan Losses             526        618

Noninterest Income                                              111         85

Noninterest Expense                                             688        546

INCOME BEFORE INCOME TAXES                                     (51)        157

INCOME TAXES (CREDIT)                                           (5)         59

NET INCOME                                                 $   (46)    $    98

NET INCOME PER COMMON SHARE                                $ (0.05)    $  0.11
AVERAGE NUMBER OF SHARES OUTSTANDING                        854,120    854,120


          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
<CPTION>

                                                  Three Months Ended March 31,
(dollars in thousands)                                 1997             1996
                                                           (unaudited)
Cash Flows from Operating Activities:
Net Income (Loss)                                      $   (46)       $     98
Adjustment To Reconcile Net Income to
Net Cash Used by Operating Activities:
 Depreciation and Amortization                               55             46
 (Increase) in Other Assets                                (78)          (120)
 Provision for Loan Losses                                  198             31
 Origination of Loans Held for Sale                    (13,802)        (9,125)
 Proceeds on Sale of Loans Held for Sale                 16,933          5,679
 Increase in Other Liabilities                               32             65

Net Cash Used by Operating Activities                     3,292        (3,326)

Cash Flows from Investing Activities:
 Loan Originations, Net of Principal Payments             (321)          (413)
 Purchase of Investment Securities and Interest
   Bearing Deposits                                         ---           (31)
 Proceeds on Maturing Securities                            219            105
 Purchase of Securities Available for Sale                 (28)              0
 Proceeds on Sale of Securities Available for Sale          ---            (3)
 Capitalization of Premises and Equipment                   (5)            (3)

Net Cash Used By Investing Activities                     (135)          (345)

Cash Flows from Financing Activities:
 Increase (Decrease) in Certificates of Deposit - Net     1,618        (1,059)
 Increase (Decrease) in Other Deposits - Net              2,471          2,622
 Repayment of FHLB Advances                             (1,531)        (1,186)

Net Cash Provided by Financing Activities                 2,558            377

Net (Decrease) in Cash and Cash Equivalents               5,715        (3,294)

Cash and cash equivalents at Beginning of Period          2,514          5,002

Cash and cash equivalents at End of Period             $  8,229       $  1,708



Supplemental disclosure of cash flow information
Amount paid during the period for:

Interest Expense                                      $    604        $    560

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  (1)  Accounting Policies

The consolidated financial statements include the accounts of Citrus Financial Services, Inc. (Company) and its wholly owned subsidiary Citrus Bank, National Association, (Bank). The information contained in the financial statements is unaudited. In the opinion of management, all adjustments have been made (consisting only of normal recurring accruals) necessary to present a fair statement of the results for interim periods. The results for interim periods are not necessarily indicative of trends or results to be expected for a full year. It is suggested that these financial statements and notes be read in conjunction with the Company's financial statements for the year ended December 31, 1996 included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission.

Note  (2)  Loans

Loans receivable are stated at unpaid principal balances, less unearned discounts, and net of deferred loan origination fees and costs. Interest receivable is accrued only if deemed collectible. Generally, Company policy is not to accrue interest on loans delinquent over ninety days. Such interest ultimately collected is credited to income in the period received.

Loans, as categorized by the underlying collateral, consist of:

                                            March 31, 19     December 31, 1996
                                                 (dollars in thousands)
Real Estate                              $ 34,783    72.4%   $ 37,980    74.4%
Commercial, Financial, and Agriculture      9,517    19.8%      9,133    17.9%
Consumer and other                          3,760     7.8%      3,945     7.7%

Total loans, gross                       $ 48,060   100.0%   $ 51,058   100.0%

Note  (3)  Allowance for Loan Losses

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

Activity in the allowance for loan losses from January 1 through March 31 follows: (in thousands)

                                          1997                1996
Balance,   January 1,               $      354         $       373
Recoveries                                   0                 508
Chargeoffs                               (173)               (879)
Provision charged to expense               198                 352

Balance,   March 31,                $      379         $       354

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note  (4)  Investment Securities

Investment securities are carried at cost, adjusted for amortization of premiums or accretion of discounts. The amortized cost and estimated fair value of investments in securities are as follows:

                               March 31, 1997     December 31, 1996

                              Amortized   Estimated   Amortized     Estimated
                                 Cost     Fair Value     Cost       Fair Value
Debt Securities:                             (in thousands)
U.S. Government Agencies       $  1,469   $  1,330     $  1,499      $  1,322
Mortgaged-Backed  Securities      2,330      2,268        2,452         2,442
Other                               251        248          252           249

Total Securities               $  4,050   $  3,846     $  4,203      $  4,013


The amortized cost and estimated fair value of debt securities by contractual maturity, are shown below. Debt securities with maturities greater than ten years include fixed rate mortgage backed obligations which have significantly shorter expected maturities as a result of prepayments.

                               March 31, 1997     December 31, 1996

                             Amortized      Estimated     Amortized Estimated
                              Cost    Fair Value  Cost    Fair Value
                                           (in thousands)
Due in One Year or Less    $      89    $      89     $     ---     $      ---
From One to Five Years         3,614        3,555         2,661          2,627
From Five to Ten Years           500          443           900            759
Due After Ten Years              439          424           390            378
Other                            ---          ---           252            249
                           $   4,642    $   4,511     $   4,203     $    4,013

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  (5)  Securities Available for Sale

The amortized cost and estimated fair value of securities available for sale as of March 31, 1997 and December 31, 1996 are as follows:

                                March 31, 1997            December 31, 1996

                             Amortized   Estimated       Amortized  Estimated
                               Cost      Fair Value        Cost     Fair Value
                                             (in thousands)
U.S. Government Agencies     $     500     $     495     $     500   $     495
Mortgage Backed Securities       4,620         4,390         4,643       4,427
Other                              427           427           374         374

Total Securities             $   5,547     $   5,312     $   5,517   $   5,296

The amortized cost and estimated fair value of debt securities by contractual maturity, are shown below. Debt securities with maturities greater than ten years are all adjustable rate issues or fixed rate mortgage backed obligations that have significantly shorter expected maturities as a result of prepayments.

                                 March 31, 1997            December 31, 1996
                              Amortized  Estimated      Amortized   Estimated
                                Cost     Fair Value        Cost     Fair Value
                                               (in thousands)
Due in One to Five Years      $       0    $       0     $     500   $     495
Due from Five to Ten Years          500          492           ---         ---
Due After Ten Years               4,858        4,692         4,643       4,427
Other                               373          373           374         374

Total Securities              $   5,731    $   5,557     $   5,517   $   5,296

From January 1, 1997 through March 31, 1997 securities were prepaid that aggregated $ 22,000. No securities were purchased. Securities Available for Sale had an unrealized market value loss of $266,000 as of March 31, 1997.

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

Financial instruments at March 31, 1997 consisted of commitments to extend credit approximating $7,934,000, and letters of credit of $375,000.

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

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Citrus Financial Services, Inc. is a one bank holding company with consolidated assets of $68,948,000 at the end of the first quarter of 1997. While the consolidated company had grown from $66,416,000 since December 31, 1996, increased provisions for loan losses and concurrent increases in noninterest expenses relative to litigation were responsible for a $46,000 first quarter loss. These expenses reflect one loan relationship that is proceeding in litigation but has not yet reached adjudication for ultimate resolution. Net interest income for the first quarter exceeded the first quarter of 1996 and noninterest income also exceeds the same period last year. Management and the directorate are proceeding to resolve this problematic loan and are confident that a return to profitable operations are assured upon its resolution.

STATEMENT OF CONDITION ANALYSIS

The Company's consolidated assets have continued to expand and aggregated $68,948,000 at the first quarter's end. Deposits grew 7% during this quarter for an increase in deposits of $4,089,000 and totaled $62.7 million at March 31, 1997. Management expects continued deposit growth throughout 1997 and anticipates deposit growth to exceed $650,000 per month for the year. The Company's prospects for deposit growth are heightened with the continued growth of the banking center in Sebastian, Florida and the newest banking center in Barefoot Bay, Florida. The Barefoot Bay Banking Center has expanded the Company's market into Brevard County and heightens both the growth and profitability aspects for the Company.

The deposit mix reflects disintermediation during the period as NOW, money market, and certificates of deposit as a percentage of total average deposits, have decreased while noninterest bearing and savings deposits as a percentage of total deposits increased. These changes reflect increased activity in business deposits and personal savings accounts. The Company's newest branch in Barefoot Bay as well as heightened solicitation efforts in the local community account for the largest part of these increases in aggregate deposits.


The following schedule illustrates this deposit mix change using monthly average consolidated deposit aggregates:

                Average Monthly Deposit Mix Comparison

  Deposit Types                    3/97         Change         12/96
Demand Deposits                    14.9%          1.9%         13.0%
NOW Accounts                        5.1%         -0.1%          5.2%
Money Market Accounts               6.4%         -0.5%          6.9%
Savings Deposits                    6.7%          1.6%          5.1%
Certificates of Deposit            66.9%         -2.9%         69.8%

Total loans decreased $2,983,000 during the first quarter from a downturn in one of the Company's residential real estate loan programs that was reevaluated. This program will be resumed during the second quarter. Management expects loan growth to be heightened during 1997 and exceed 1996 by the year's end as the local economy continues to expand and business leaders continue to be confident about future economic prospects.

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY


Aggregate real estate loans at the end of March represented 72.4% of gross loans as compared to 74.4% at the end of 1996. This change reflects the aforementioned downturn in the residential real estate loan program. Commercial non-real estate loans increased from 17.9% of gross loans to 19.8% on March 31, 1997. These movements are reflective of management's continued exploration of commercial accounts. Commercial loans were the only expanding loan group during the first quarter moving from $9,133,000 at the end of 1996 to $9,517,000 by the end of March. Loans secured by real estate had the largest dollar change, down $3,197,000 from December 31, 1996, this decrease is primarily residential real estate loans that are held for sale. Consumer loans have increased from 7.7% to 7.8% but dollar totals are down $185,000. Management has relaxed targets for growth in consumer loans during 1997 targeting commercial and residential loan growth.

This change in the loan portfolio's mix together with management's anticipated loss potential with regard to identified problematic loans is reflected in the change in the reserve for loan losses. The reserve was increased by $25,000, net of chargeoffs, through March 31, 1997. An additional writedown of an existing credit of $167,000 required a $198,000 loan loss provision for the period. The reserve was .79% of total loans at March 31, 1997.

Future anticipations are for continued loan growth for the remainder of 1997. The continued development of the commercial and the real estate loan market is expected to be the most productive.

In particular, the bank's loan operation has enhanced its full service mortgage loan activities that originates and sells mortgages in the secondary market as well as retaining mortgages for the bank's own loan portfolio. This activity generated $13,000 in real estate loan brokerage fees through the first quarter of 1997 but the activity is generating significant interest income on real estate loans held for sale that aggregated $66,000 in the first quarter. With the change in the Company's real estate program and the increase in interest rates, the need for these services has reduced dramatically at the end of the quarter but management expects this activity to rebound during the remainder of the year.

During 1997 the market value of securities available for sale has increased from $5,296,000 at December 31, 1996 to $5,312,000. As of March 31, 1997, the
investment portfolio had decreased to $9,362,000. U.S. Government and Agency securities represent 93% of total securities. As of March 31, 1997, aggregate securities yielded 5.71% compared to 5.6% on December 31, 1996. The increased yield reflects increasing coupons on adjustable rate securities. Bank management continues to curtail investment activities opting to invest growth into loans.

Unrealized losses on Securities Available for Sale totaled $266,000 as of March 31, 1997. Securities Available for Sale are recorded at market, in the aggregate, with any unrealized market value gains or losses taken through the Company's equity capital.

Management will continue to position the investment portfolio to best serve all the needs of the Company. Consideration will be given to current economic conditions and forecasts. The Company's adopted investment strategy coincides with the Company's overall strategies and market anticipations. At the end of March, 1997, 42% of the aggregate investment portfolio had adjustable interest rates that would change with the market within a one year time frame.

The Bank exhibits sufficient liquidity at the current time with $439,000 in Cash and Due from Banks, $7,790,000 in federal funds sold, $2,250,000 in unsecured federal funds purchased lines of credit with correspondent banks, and $5,312,000 in the market value of securities available for sale. In addition, the Bank has established $10,000,000 in lines of credit with the Federal Home Loan Bank (FHLB) to provide additional funding should the need arise. This relationship provides the bank an opportunity to fund loan growth with a borrowing that can match interest rate volatility. Such balanced funding limits the bank's exposure to interest rate risk. One FHLB borrowing is secured by the Bank's residential mortgage loan portfolio. Another FHLB line of credit has also been established to fund residential mortgage loans that will be sold into the secondary market and transferred to the permanent holder.
These loans are normally held less than one month and are appropriately matched against this funding line of credit. This line is secured by investment securities. Management anticipates that these funding sources are adequate to meet anticipated needs.

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY

The Company's capitalization continues to be held to fund future expansion.
As of March 31, 1997, capital represents 7.8% of assets and overnight cash and cash equivalents aggregate 11.9% of assets. The regulatory capital adequacy measurement is known as risk based capital and applies risk weighted capital needs according to predetermined risk factors per category of asset. Assets or commitments with less potential risk require less supportive capital while those items considered to have greater risk potential require greater capital support. At March 31, 1997 the Company had a risk based capital to asset ratio of 12.2%; the regulatory minimum is 8.0%. Management expects to maintain capital above the required level through earnings retention and management of the Company's mix of risk weighted assets.

RESULTS OF OPERATIONS

The consolidated statement of operations for the three months ended
March 31, 1997, reflects a net loss of $46,000. Net interest income, however, compared favorably to the same period in 1996 showing a 12% or $75,000 improvement and growing to $724,000. This increase was not adequate to cover $198,000 in loan losses provisions and heightened noninterest expenses of $688,000. The increased loan loss provision and heightened noninterest expenses were both related to the bank's problem loan credit that now nears judicial review through lengthy and costly litigation. Without these increased costs, the Company's increasing net interest income would have produced a profitable period as it would have been more than adequate to offset net noninterest expenses. Management will continue to pursue this problem credit to conclusion while moving ahead toward profitable operations.

The bank's net interest income to average earning assets (net interest margin) improved from 4.32% for year to date March 31, 1996 to the current level of 4.50%. The improving net interest margin reflects the change in deposit mix toward less costly deposits and the loan portfolio's ability to hold interest rates at their current level. The bank's downturn in loan volumes is expected to be corrected in the near term as new residential loan programs have been introduced to replaced those that were extinguished during the later part of the first quarter. This anticipated increase in residential loan production should fill the shortfall experienced at the end of March and continue to be reflected in a growing loan portfolio that is expected to exceed the growth experienced in 1996. Management continues to actively solicit loans and price loan products competitively to attract prudent loans with the goal of maintaining a strong loan to deposit ratio while increasing the banks total assets.

                                    Net Interest           Non Interest
                                      Income                 Expense
Three months ended 3/31/97          $   724,000           $   688,000
Three months ended 3/31/96              649,000               546,000

The Company's earning assets increased from $60,629,000 on December 31, 1996 to $65,233,000 on March 31, 1997. While total deposits increased $4,089,000 during the first quarter, noninterest bearing deposits and lower interest deposits made up the largest part of the increase at $2,471,000 to $20,869,000 as management continues to attract lower cost deposits in an effort to increase the net interest margin.

Noninterest expenses included in the three months ended March 31,1997 aggregate $688,000 compared to $546,000 for the same period last year and reflect
$51,000 in additional legal fees and $54,000 in increased salaries primarily to staff the new Barefoot Bay Center. The remainder of the increase relates to the growing size of the Company's operations.

Using the current balance sheet, the current maturity schedule, and the forecasted balance sheet, management projects the worst-case scenario to be falling rates. Should the prime rate decrease to 6.5% from 8.50% during the next twelve months, net interest income could be reduced about $173,000.

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



                                        Citrus Financial Services, Inc.



Date:      May 8, 1997                  /s/ Josh C. Cox, Jr.
                                        Josh C. Cox, Jr.
                                        President and CEO



Date:      May 8, 1997                  /s/ Henry O. Speight
                                        Henry O. Speight
                                        Chief Financial Officer