Form 10QSB
period 1997-06-30
CITRUS FINANCIAL SERVICES INC
filed 1997-08-14
CIK 852616

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.   20549
        __________________________________________________

                           FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR
                15 (D) OF THE SECURITIES EXCHANGE
                           ACT OF 1934

           For the Quarterly Period Ended June 30, 1997
                Commission File Number 33-29696-A
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
Yes     X            No          .

Indicate the number of shares of outstanding of each of the issuer's classes of Common Stock:

       Class                                Outstanding as of August 8, 1997
Common Stock                                       865,961
Par Value $3.47 per share

                 CITRUS FINANCIAL SERVICES, INC.

                              INDEX


                                                                     PAGE
PART I:  FINANCIAL INFORMATION                                      NUMBER

  Item 1:  Financial Statements:
           Consolidated Balance Sheets as of June 30, 1997
           (unaudited) and December 31, 1996                             1

           Consolidated Statements of Operations for the six months
           ended June 30, 1997 and 1996 and for the three months
           ended June 30, 1997 and 1996 (unaudited)                      2

           Consolidated Statements of Cash Flows for the six months
           ended June 30,  1997 and June 30, 1996 (unaudited)            3

           Notes to Consolidated Financial Statements (unaudited)        4-7

  Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                    8-11

PART II:   OTHER INFORMATION                                            12

Signatures                                                              13

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS
                                                June 30, 1997     December 31,
(dollars in thousands)                            (Unaudited)         1996*
          ASSETS

Cash and Due From Banks                          $    1,539       $    2,514
Federal Funds Sold                                        0                0
Interest Bearing Deposits in Other Banks                  7              106
Investment Securities                                 3,831            4,203
  (Market Value June 30, 1997 was $3,714)
  (Market Value December 31, 1996 was $4,013)
Securities Available for Sale                         5,912            5,296

Loans, Net of Deferred Fee Income                    51,136           51,024
Less:   Allowance for Loan Losses                       391              354
  Net Loans                                          50,745           50,670

Premises & Equipment, Net                             2,471            2,550
Other Assets, Net                                     1,108            1,077

  Total Assets                                   $   65,613       $   66,416

          LIABILITIES

Deposits:
  Noninterest Bearing Demand Deposits            $    7,924       $    8,136
  Interest Bearing Accounts:
  NOW                                                 3,080            3,386
  Money Market Deposit Accounts                       4,065            3,889
  Savings                                             4,468            2,987
  Certificates of Deposits                           38,746           40,248

  Total Deposits                                     58,283           58,646

Federal Funds Purchased and FHLB Advances             1,494            2,055
Other Liabilities                                       286              288

  Total Liabilities                                  60,063           60,989

          STOCKHOLDERS' EQUITY

Common Stock                                          3,007            2,966
Additional Paid-In Capital                            3,149            3,108
Treasury stock (120 shares, at cost)                    (1)              (1)
Accumulated Deficit                                  ( 487)           ( 488)
Unrealized loss on securities available for sale     ( 118)           ( 158)
  Total Shareholders' Equity                          5,550            5,427

Total Liabilities and Stockholders' Equity       $   65,613       $   66,416
  *  Condensed from December 31, 1996, audited
     balance sheet

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
                                              Six months        Three months
                                             ended June 30,     ended June 30,
(dollars in thousands except               1997       1996     1997       1996
   per share amounts)

Interest Income:
 Loans Including Fees                    $ 2,360   $ 2,140    $ 1,186  $ 1,082
 Investment Securities and Interest
     Bearing Deposits in Other Banks         275       289        139      143
 Federal Funds Sold                           74        25         40        8
     Total Interest Income                 2,709     2,454      1,365    1,233

Interest Expense:
 Interest on Deposits                      1,205     1,101        602      542
 Other Interest                               26        24          9       11
     Total Interest Expense                1,231     1,125        611      553

     Net Interest Income                   1,478     1,329        754      680

     Provision for Loan Losses               212       122         14       91
Net Interest Income After Provision for
  for Loan Losses                          1,266     1,207        740      589

Noninterest Income                           182       172         71       87

Noninterest Expense                        1,447     1,112        759      566

INCOME BEFORE INCOME TAXES                     1       267         52      110

INCOME TAXES (CREDIT)                          -        89          5       30

NET INCOME                               $     1   $   178    $    47  $    80

NET INCOME PER COMMON SHARE:
  Primary                                $   nil   $  0.21    $  0.05  $  0.09
  Fully diluted                          $  0.22   $  0.35    $  0.25  $  0.28

AVERAGE SHARES OUTSTANDING               865,961   865,961    865,961  865,961

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Six Months Ended June 30,
(dollars in thousands)                                        1997       1996
                                                              (unaudited)
Cash Flows from Operating Activities:
Net Income                                                 $       1  $    178
Adjustment To Reconcile Net Income to
  Net Cash Provided (Used) by Operating Activities:
  Depreciation and Amortization                                  110        84
  Increase (Decrease) in Prepaid Expenses and Other Assets      (31)         4
  Provision for Loan Losses                                      212       122
  Origination of Loans Held for Sale                        (20,612)  (24,852)
  Proceeds on Sale of Loans Held for Sale                     23,057    24,981
  Increase (Decrease) in Other Liabilities                       (2)        63

Net Cash (Used) by Operating Activities                        2,735       580

Cash Flows from Investing Activities:
  Loan Originations, Net of Principal Payments               (2,732)   (1,295)
  Purchase of Investment Securities and Interest
  Bearing Deposits                                               --        --
  Proceeds on Maturing Securities                                372       201
  Purchase of Securities Available for Sale                    (616)       --
  Proceeds on Sale of Securities Available for Sale               40       145
  Capitalization of Premises and Equipment                      (31)     (256)
  Proceeds from Maturing Interest Bearing Deposits                99         7

Net Cash Used by Investing Activities                        (2,868)   (1,198)

Cash Flows from Financing Activities:
  Increase (Decrease) in Certificates of Deposit - Net       (1,502)     (744)
  Increase (Decrease) in Other Deposits - Net                  1,139     (907)
  Repayment of FHLB Advances                                   (561)       --
  Issuance of Common Stock                                        82   (1,311)

Net Cash Provided (Used) by Financing Activities               (842)   (2,962)

Net (Decrease) in Cash and Cash Equivalents                    (975)   (3,580)

Cash and cash equivalents at Beginning of Period               2,514     5,002

Cash and cash equivalents at End of Period                 $   1,539 $   1,422



Supplemental disclosure of cash flow information
Amount paid during the period for:

Interest Expense                                           $   1,264 $   1,123

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  (1)  Accounting Policies

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

Loans, as categorized by the underlying collateral, consist of:

                                           June 30, 199      December 31, 1996
                                                 (dollars in thousands)
Real Estate                               $ 37,197   72.6%    $ 37,980   74.4%
Commercial, Financial, and Agriculture      10,064   19.7%       9,133   17.9%
Consumer and other                           3,958    7.7%       3,945    7.7%

Total loans, gross                        $ 51,219  100.0%    $ 51,058  100.0%

Note  (3)  Allowance for Loan Losses

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

Activity in the allowance for loan losses from January 1 through June 30 is as follows: (in thousands)

                                              1997           1996

Balance,   January 1,                      $   354        $   373
Recoveries                                       0              0
Chargeoffs                                   (175)           (78)
Provision charged to expense                   212            122

Balance,   June 30,                        $   391        $   417

Note  (4)  Investment Securities

Investment securities are carried at cost, adjusted for amortization of premiums or accretion of discounts. The amortized cost and estimated fair value of investments in securities are as follows:

                                    June 30, 1997         December 31, 1996

                                Amortized   Estimated    Amortized  Estimated
                                   Cost     Fair Value      Cost    Fair Value
                                              (in thousands)

Debt Securities:
U.S. Government Agencies        $   1,470    $   1,388    $   1,499  $   1,322
Mortgaged-backed  Securities        2,110        2,077        2,452      2,442
Other                                 251          249          252        249

Total Securities                $   3,831    $   3,714    $   4,203  $   4,013

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

                             June 30, 1997           December 31, 1996

                          Amortized  Estimated    Amortized    Estimated
                             Cost    Fair Value     Cost       Fair Value
                                         (in thousands)
Due in One Year or Less    $    291   $    291    $    ---     $    ---
From One to Five Years        2,734      2,688       2,661        2,627
From Five to Ten Years          474        415         900          759
Due After Ten Years             332        320         390          378
Other                           ---        ---         252          249
                           $  3,831   $  3,714    $  4,203     $  4,013

Note  (5)  Securities Available for Sale

The amortized cost and estimated fair value of securities available for sale as of June 30, 1997 and December 31, 1996 are as follows:

                                     June 30, 1997         December 31, 1996

                                Amortized   Estimated    Amortized   Estimated
                                  Cost      Fair Value     Cost      Fair Value
                                              (in thousands)
U.S. Treasury Securities        $    601    $    604    $    ---     $     ---
U.S. Government Agencies             500         496         500           495
Mortgage Backed Securities         4,568       4,385       4,643         4,427
Other                                427         427         374           374

Total Securities                $  6,096    $  5,912    $  5,517      $  5,296

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The amortized cost and estimated fair value of debt securities by contractual maturity, are shown below. Debt securities with maturities greater than ten years include $2,055,000 in market value adjustable rate issues and the balance in primarily fixed rate mortgage backed obligations that have significantly shorter expected maturities as a result of prepayments.

                                 June 30, 1997            December 31, 1996

                            Amortized   Estimated     Amortized     Estimated
                               Cost     Fair Value       Cost       Fair Value
                                            (in thousands)
Due in One to Five Years    $   1,101    $   1,100    $     500      $     495
Due After Ten Years             4,568        4,385        4,643          4,427
Other                             427          427          374            374

Total Securities            $   6,096    $   5,912    $   5,517      $   5,296

From January 1, 1997 through June 30, 1997 securities were sold, called, or prepaid that aggregated $395,000. There were $601,000 in U.S. Treasury Securities purchased. Securities Available for Sale had an unrealized market value loss of $184,000 as of June 30, 1997.


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

Financial instruments at June 30, 1997 consisted of commitments to extend credit approximating $8,184,000, and standby letters of credit of $375,000.

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

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Citrus Financial Services, Inc., a one bank holding company, had consolidated assets of $65,613,000 at the end of the second quarter of 1997 after reaching $66,416,000 at the end of 1996. The reduction in consolidated assets reflects primarily the seasonal downturn of deposit balances consistently experienced
in this retirement intensive community.   The Company's increased noninterest
expenses resulted in a break-even performance for the first six months of 1997. These expenses were the result of continued litigation on one of the Bank's problem credits. During July a significant recovery of these legal expenses was negotiated with the Bank's insurance carrier as well as a commitment to share in future legal expenses. Net interest income reflected an 11% increase moving up $149,000 compared to the end of June, 1996. The Company's loan growth throughout 1995 and 1996 is most responsible for the increase in net income. Management and the directorate remain confident that this expansionary loan positioning will continue to increase future profitability.

STATEMENT OF CONDITION ANALYSIS

The seasonality of the local community is responsible for the downturn in
deposits since the year ended 1996.   Nonetheless, total deposits for the
Company exceed the same period last year by $6,131,000. The Company's deposits totaled $52,152,000 on June 30, 1996, compared to $58,283,000 on June 30, 1997.
Management expects continued deposit growth throughout 1997 and anticipates deposit growth to average some $550,000 per month for the year. The Company's prospects for deposit growth have been heightened with the September, 1996
opening of its newest full service bank branch in Barefoot Bay, Florida.   In
addition, bank deposits will continue to grow beginning in October as the winter residents return.

The deposit mix reflects disintermediation during the period as noninterest bearing and lower yielding deposits increased significantly as a portion of the deposit portfolio. The largest mix increase was in savings accounts that now represents 7.5% of deposits compared to only 5.1% at the end of 1996. Noninterest bearing deposits continued to grow and now represent 14.3% of aggregate deposits compared to 13% at the end of 1996. Management was able to reduce it reliance on more costly certificates of deposit, reducing this portion of the deposit portfolio to 65.1% from 69.8% at the end of 1996. These dramatic changes were reflective of a continued effort by management to reduce interest cost by shifting deposit solicitation efforts toward less costly deposits. To date this effort has been successful and management will continue its effort to maintain and enhance this repositioning of the deposit portfolio. Management expects to continue its aggressive marketing of these less costly deposit relationships.

The following schedule illustrates this deposit mix change using monthly average consolidated deposit aggregates:

              Average Monthly Deposit Mix Comparison

    Deposit Types              6/97         Change         12/96
Demand Deposits                14.3%          1.3%         13.0%
NOW Accounts                    5.9%           .7%          5.2%
Money Market Accounts           7.2%           .3%          6.9%
Savings Deposits                7.5%          2.4%          5.1%
Certificates of Deposit        65.1%         -4.7%         69.8%

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Total loans aggregate $51,136,000 at the end of June, 1997, relatively flat from December 31, 1996 although up $6,647,000 from the same period in 1996 for an annualized growth of 14.9%. Management continues to target the loan portfolio for growth during 1997. With the rather robust state of the current economy local business leaders feel more confident about future economic prospects and are more likely to expand their operations.

Aggregate real estate loans at the end of June represented 73% of gross loans as compared to 74% at the end of 1996. Commercial loans increased from 17.9% of gross loans to 19.7% on June 30, 1997. These movements are reflective of the currently robust economic environment that has encouraged business leaders to expand. These commercial loans had the only significant dollar increase, up $931,000 from December 31, 1996. Real estate loans still make up the largest portion of the loan portfolio at $37,197,000 at June 30, 1997. Consumer loans have increased marginally but still make up only 7.7% of aggregate loans. Management has continued to target growth toward commercial and commercial real estate loans and expects this category to increase proportionally. Management will also continue to direct attention toward the bank's residential loan program.

During the first half of 1997 management recognized a possible problematic credit now in litigation by increasing the loan loss reserve. Provisions for the period were increased to $212,000 for the period to facilitate loan chargeoffs of $175,000 and accommodate loan mix changes. Management is hopeful that these loan write downs can be recovered during the litigation process. The reserve was .76% of gross loans at June 30, 1997.

Future anticipations are for continued loan growth for the remainder of 1997. The continued development of the commercial loan market is expected to be the most productive as the local economy continues to strengthen.

The bank's loan operation has limited its full service mortgage loan activities that originates and sells mortgages in the secondary market as well as retaining mortgages for the bank's own loan portfolio. This activity generated only $20,279 in real estate loan brokerage fees through the first half of 1997. With the very recent decrease in interest rates, the need for these services should increase.

During 1997 the market value of securities available for sale has increased from $5,296,000 at December 31, 1996 to $5,912,000 primarily from the purchase of $601,000 in two year U.S. Treasury Securities. As of June 30, 1997, the
aggregate investment portfolio had increased to $9,743,000.   U.S. Government
and Agency securities represent 97% of total securities. As of June 30, 1997, aggregate securities yielded 5.52% compared to 5.6% on December 31, 1996.

Unrealized losses on Securities Available for Sale totaled $184,000 as of June 30, 1997. Securities Available for Sale are recorded at market, in the aggregate, with any unrealized market value gains or losses taken through the Company's equity capital. The FASB (Financial Accounting Standard Board) has adopted formal accounting rules for investment security accounting. These rules were adopted by the Company on December 31, 1993.

Management will continue to position the investment portfolio to best serve all the needs of the Company. Consideration will be given to current economic conditions and forecasts. The Company's adopted investment strategy coincides with the Company's overall strategies and market anticipations. At the end of June, 1997 22% of the aggregate investment portfolio had adjustable interest rates that would change with the market within a one year time frame.

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company exhibits sufficient liquidity at the current time with $1,539,000 in Cash and Due from Banks, $1,250,000 in unsecured federal funds purchased lines of credit with correspondent banks, and $5,912,000 in the market value of securities available for sale. In addition, the Bank has established $10,000,000 in lines of credit with the Federal Home Loan Bank (FHLB) to provide additional funding should the need arise. This relationship provides the bank an opportunity to fund loan growth with a borrowing that can match interest rate volatility. Such balanced funding limits the bank's exposure to interest rate risk. One FHLB borrowing is secured by the Bank's residential mortgage loan portfolio. Another FHLB line of credit has also been established to fund residential mortgage loans that will be sold into the secondary market and transferred to the permanent holder. These loans are normally held less than one month and are appropriately matched against this funding line of credit. This line is secured by investment securities. Management anticipates that these funding sources are adequate to meet anticipated needs.

Through the first half of 1997 deposits fell $363,000. Management anticipates deposit growth to still aggregate $6 - $7 million for 1997. In September, 1996 the new Barefoot Bay Branch opened. This branch has generated almost $8 million in new deposits since its opening. When coupled with the return of winter residents, growth anticipations are well within reach. The anticipated vitality of this new market is expected to have a favorable impact on the financial capacity of the Company with regard to future growth and profitability. There are no other trends, demands, commitments, events, or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

The Company's large initial capitalization and enhanced profitability reflect in above average capital ratios. During the second quarter of 1997 warrant agreements were exercised that generated $82,000 in additional capital. As of June 30, 1997, capital represents 8.45% of assets and overnight cash and cash
equivalents aggregate 2.3% of  assets.    At June 30, 1997 the Company had a
risk based capital to asset ratio of 12.18%. Management expects to maintain capital above the required level through earnings retention and management of the Company's mix of risk weighted assets.

RESULTS OF OPERATIONS

The consolidated statement of operations for the six months ended June 30, 1997, reflects net income of $1,000. For the same period in 1996 net income was
$178,000.   Net interest income for the six months ending June 30, 1997 compared favorably to the same period in 1996 showing a 11% or $149,000 improvement and growing to $1,478,000. At this level, net interest income was inadequate to cover heightened noninterest expenses of $1,447,000 and was reflective of the Company's break-even earnings performance. The Company's net interest income improvement reflects management's aggressive attention to loan and deposit pricing which has controlled the yield on the Company's earning assets and lowered the yield on funding liabilities in this recent period of falling interest rates.

The bank's net interest income to average earning assets (net interest margin) increased from 4.23% for December, 1996 to 4.85% for June 30, 1997. The net interest margin was improved by decreasing costs of funding liabilities from the repricing of existing deposits and a shift toward noninterest bearing deposits and less costly interest bearing deposits. At the same time, management continues to actively solicit loans and price loan products competitively to attract prudent loans with the goal of maintaining the current loan to deposit ratio while increasing the banks total assets.

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Net Interest     Non Interest
                                       Income           Expense
Six months ended 6/30/97            $ 1,478,000      $ 1,447,000
Six months ended 6/30/96              1,329,000        1,112,000

Noninterest expenses included in the six months ended June 30, 1997 included normal operating overhead with the largest portion of the cost being salaries and benefits which aggregated $629,000 for the period ended June 30, 1997 and $530,000 for the period ended June 30, 1996. The increase in salaries and benefits reflects the additional staff and concurrent expertise needed to service the Company's growth. Bank premises and equipment expenses together with other operating expenses make up the balance at $818,000 for the 1997 period and $582,000 for the 1996 period. These heightened expenses represent, in large part, legal fees on one of the bank's problem credits now in litigation. During July the Company's insurance carrier indicated they would share in these legal expenses by paying $50,000 against expenses through May 31, 1997 and one-half of these expenses going forward.

Using the current balance sheet, the current maturity schedule, and the forecasted balance sheet, management projects the worst-case scenario to be falling rates. Should the prime rate decrease to 6.50% during the next twelve months, net interest income could be reduced about $105,000.

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



PART II:    OTHER INFORMATION

            Item 1. Legal Proceedings.
                    None.

            Item 2. Changes In Securities.
                    None.

            Item 3. Defaults upon Senior Securities.
                    None.

            Item 4. Submission of Matters to a Vote of Security Holders.
                    An annual meeting of shareholders was held on April 28, 1997. At that meeting a majority of the shareholders of record gave their proxy to the re-election of two Class III directors, to ratify the appointment of the Company's independent auditors for the fiscal year ending December 31, 1996, and to approve the adjournment of the Annual Meeting to solicit additional proxies in the event that there were not sufficient votes to approve any one or more of the proposals.

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



                                   Citrus Financial Services, Inc.



Date:   August 13, 1997              /s/ Josh C. Cox, Jr.
                                     Josh C. Cox, Jr.
                                     President and CEO



Date:   August 13, 1997              /s/ Henry O. Speight
                                     Henry O. Speight
                                     Chief Financial Officer