Form 10QSB
period 1997-09-30
CITRUS FINANCIAL SERVICES INC
filed 1997-11-12
CIK 852616

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.   20549
        __________________________________________________

                           FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR
                15 (D) OF THE SECURITIES EXCHANGE
                           ACT OF 1934

        For the Quarterly Period Ended September 30, 1997
                Commission File Number 33-29696-A
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

Class                                      Outstanding as of November 3, 1997
Common Stock                                     865,961
Par Value $3.47 per share

                 CITRUS FINANCIAL SERVICES, INC.

                              INDEX


                                                                       PAGE
PART I:  FINANCIAL INFORMATION                                        NUMBER

  Item 1:  Financial Statements:
           Consolidated Balance Sheets as of September 30, 1997
           (unaudited) and December 31, 1996                             1

           Consolidated Statements of Operations for the nine months
           ended September 30, 1997 and 1996 and for the three months
           ended September 30, 1997 and 1996 (unaudited)                 2

           Consolidated Statements of Cash Flows for the nine months
           ended September 30,  1997 and September 30, 1996 (unaudited)  3

           Notes to Consolidated Financial Statements (unaudited)        4-7

  Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     8-10

PART II: OTHER INFORMATION                                               11

Signatures                                                               12

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS
                                      September 30, 1997    December 31, 1996*
(dollars in thousands)                    (Unaudited)
     ASSETS

Cash and Due From Banks                           $   2,302        $    2,514
Federal Funds Sold                                    2,950                 0
Interest Bearing Deposits in Other Banks                111               106
Investment Securities                                 3,656             4,203
  (Market Value September  30, 1997 was $3,574)
  (Market Value December 31, 1996 was $4,013)
Securities Available for Sale                         5,864             5,296

Loans, Net of Deferred Fee Income                    50,868            51,024
Less:   Allowance for Loan Losses                       395               354
   Net Loans                                         50,473            50,670

Premises & Equipment, Net                             2,492             2,550
Other Assets, Net                                     1,123             1,077

Total Assets                                      $  68,971        $   66,416

        LIABILITIES

Deposits:
  Noninterest Bearing Demand Deposits             $   8,434        $    8,136
  Interest Bearing Accounts:
  NOW                                                 3,255             3,386
  Money Market Deposit Accounts                       3,984             3,889
  Savings                                             5,949             2,987
  Certificates of Deposits                           39,462            40,248

  Total Deposits                                     61,084            58,646

Federal Funds Purchased and FHLB Advances             1,764             2,055
Other Liabilities                                       428               288

   Total Liabilities                                 63,276            60,989

        STOCKHOLDERS' EQUITY

Treasury Stock                                          (1)               (1)
Common Stock                                          3,007             2,966
Additional Paid-In Capital                            3,149             3,108
Accumulated Deficit                                 (  367)           (  488)
Unrealized loss on securities available for sale    (   93)           (  158)
   Total Shareholders' Equity                         5,695             5,427

Total Liabilities and Stockholders' Equity        $  68,971         $  66,416
*  Condensed from December 31, 1996, audited
   balance sheet

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
                                   Nine months ended    Three months ended
                                     September 30,           September 30,
                                   1997       1996        1997       1996
(dollars in thousands except
    per share amounts)

Interest Income:
  Loans Including Fees                 $  3,589  $  3,217   $  1,229  $  1,077
  Investment Securities and Interest
   Bearing Deposits in Other Banks          413       430        138       141
  Federal Funds Sold                         94        31         20         6
     Total Interest Income                4,096     3,678      1,387     1,224

Interest Expense:
  Interest on Deposits                    1,809     1,646        604       545
  Other Interest                             51        43         25        19
     Total Interest Expense               1,860     1,689        629       564

     Net Interest Income                  2,236     1,989        758       660

     Provision for Loan Losses              237       244         25       122
Net Interest Income After Provision for
  for Loan Losses                         1,999     1,745        733       538

Noninterest Income                          284       263        102        91

Noninterest Expense                       2,088     1,754        641       642

INCOME BEFORE INCOME TAXES                  195       254        194      (13)

INCOME TAXES (CREDIT)                        74        84         74       (5)

NET INCOME                             $    121  $    170   $    120  $    (8)

NET INCOME PER COMMON SHARE            $   0.14  $   0.24   $    .14  $ (0.01)

AVERAGE SHARES OUTSTANDING              865,961   865,961    865,961   865,961

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                               Nine Months Ended September 30,
(dollars in thousands)                               1997              1996
Cash Flows from Operating Activities:
Net Income                                            $      121   $       170
Adjustment To Reconcile Net Income (Loss) to
  Net Cash Provided (Used) by Operating Activities:
  Depreciation and Amortization                              16            137
  Increase in Prepaid Expenses and Other Assets             (46)         (270)
  Provision for Loan Losses                                  237           244
  Origination of Loans Held for Sale                    (38,718)      (46,788)
  Proceeds on Sale of Loans Held for Sale                 41,264        43,822
  Increase (Decrease) in Other Liabilities                   140            83

Net Cash Provided (Used) by Operating Activities           3,165       (2,602)

Cash Flows from Investing Activities:
Loan Originations, Net of Principal Payments             (2,586)           788
Purchase of Investment Securities and Interest
  Bearing Deposits                                           (5)          (10)
Proceeds on Maturing Securities                              547           386
Purchase of Securities Available for Sale                  (601)             0
Proceeds on Sale of Securities Available for Sale             98           227
Capitalization of Premises and Equipment                   (109)         (500)

Net Cash Provided (Used) by Investing Activities         (2,656)           891

Cash Flows from Financing Activities:
Increase (Decrease)  in Certificates of Deposit - Net      (786)           114
Decrease in Other Deposits - Net                           3,224         (172)
FHLB Advances                                               ---          1,000
Repayment of FHLB Advances                                 (291)       (1,491)
Purchase of Treasury Stock                                    82           (1)

Net Cash Provided (Used) by Financing Activities           2,229         (550)

Net Decrease in Cash and Cash Equivalents                  2,738       (2,261)

Cash and Cash Equivalents at Beginning of Period           2,514         5,002

Cash and Cash Equivalents at End of Period              $  5,252     $   2,741



Supplemental disclosure of cash flow information
  Amount paid during the period for:

  Interest Expense                                      $  1,861     $   1,690

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1997


Note  (1)  Accounting Policies

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

Loans, as categorized by the underlying collateral, consist of:

                                     September  30, 1997     December 31, 1996
                                                (dollars in thousands)
Real Estate                            $ 36,102   71.0%   $ 37,980    74.4%
Commercial, Financial, and Agriculture   10,811   21.2%      9,133    17.9%
Consumer and Other                        3,982    7.8%      3,945     7.7%
Total loans, gross                     $ 50,895  100.0%   $ 51,058   100.0%

Note  (3)  Allowance for Loan Losses

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

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September  30, 1997

The Company maintains the allowance for loan losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. The allowance for loan losses is made up of two primary components, amounts allocated to loans based on collateral type and amounts allocated for loans reviewed on an individual basis in accordance with a credit risk grading system.

Activity in the allowance for loan losses from January 1, through September 30, 1996 and 1997 is as follows: (in thousands)

                                     1997             1996

Balance,   January 1,            $    354         $    373
Recoveries                              0                0
Chargeoffs                          (196)             (84)
Provision charged to expense          237              244

Balance,   September 30,         $    395         $    533

Note  (4)  Investment Securities

Investment securities are carried at cost, adjusted for amortization of premiums or accretion of discounts. The amortized cost and estimated fair value of investments in securities are as follows:

                               September 30, 1997     December 31, 1996

                              Amortized  Estimated   Amortized  Estimated
                                Cost     Fair Value    Cost    Fair Value
                                             (in thousands)

Debt Securities:
U.S. Government Agencies       $  1,472   $  1,412   $  1,499   $  1,322
Mortgaged-backed  Securities      1,933      1,912      2,452      2,442
Other                               251        250        252        249

Total Securities               $  3,656   $  3,574   $  4,203   $  4,013

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1997


The amortized cost and estimated fair value of debt securities by contractual maturity, are shown below. Debt securities with maturities greater than ten years includes $317,000 in an amortized cost fixed rate mortgage backed obligation which has a significantly shorter expected maturity as a result of prepayments.

                            September 30, 1997            December 31, 1996

                          Amortized    Estimated      Amortized     Estimated
                            Cost       Fair Value       Cost       Fair Value
                                            (in thousands)
Due in One Year or Less    $ 1,509     $ 1,499         $   ---        $   ---
From One to Five Years       1,355       1,342           2,661          2,627
From Five to Ten Years         475         425             900            759
Due After Ten Years            317         308             390            378
Other                                                      252            249

                           $ 3,656     $ 3,574         $ 4,203        $ 4,013

Note  (5)  Securities Available for Sale

The amortized cost and estimated fair value of securities available for sale as of September 30, 1997 and December 31, 1996 are as follows:

                                September 30, 1997         December 31, 1996

                               Amortized   Estimated     Amortized   Estimated
                                 Cost     Fair Value      Cost      Fair Value
                                              (in thousands)
U.S. Treasury Securities       $   601     $   606       $   ---     $   ---
U.S. Government Agencies           500         498           500         495
U.S. Government Agency
  Mortgage Backed Securities     4,496       4,333         4,643       4,427
Other                              427         427           374         374

Total Securities               $ 6,024     $ 5,864       $ 5,517     $ 5,296

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1997

The amortized cost and estimated fair value of debt securities by contractual maturity, are shown below. Debt securities with maturities greater than ten years include $2,846,000 in market value adjustable rate issues and the balance in primarily fixed rate mortgage backed obligations that have significantly shorter expected maturities as a result of prepayments.

                            September 30, 1997           December 31, 1996

                          Amortized     Estimated      Amortized    Estimated
                             Cost       Fair Value       Cost       Fair Value
                                            (in thousands)
Due in One to Five Years   $  1,101     $  1,103       $    500     $    495
Due After Ten Years           4,496        4,334          4,643        4,427
Other                           427          427            374          374

Total Securities           $  6,024     $  5,864       $  5,517     $  5,296

From January 1, 1997 through September 30, 1997 securities were sold, called, or prepaid that aggregated $645,000. During the year $601,000 in two year U.S. Treasury Notes were purchased. Securities Available for Sale had an unrealized market value loss of $160,000 as of September 30, 1997.


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

Financial instruments at September 30, 1997 consisted of commitments to extend credit approximating $8,508,000, and standby letters of credit of $150,000.

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

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Citrus Financial Services, Inc., a one bank holding company, had consolidated assets of $68,971,000 at the end of the third quarter of 1997. At the end of 1996 the Company reached $66,416,000. As loan growth slowed during the second and third quarter the loan portfolio remained flat while depository accumulation was invested in daily federal funds sold awaiting resurgent loan demand. At the end of June total assets were $65,613,000, slightly below 1996's year end total of $66,416,000. By the end of the third quarter, however, deposit balances began to turn up with total assets at the end of September increasing $3.4 million from the previous quarter's end.

The Company's net interest income increased $247,000 compared to the same period last year but the increase was offset by the increase in noninterest expenses of $334,000 for the same period. Noninterest income was up $21,000. Many of these increased expenses reflected the costs of the bank's newly opened branch in Barefoot Bay, Florida but the majority of this increase was due to legal fees from litigation involving two Citrus Bank problem credits.

STATEMENT OF CONDITION ANALYSIS

Total assets exceed December 31, 1996 aggregate total assets of $66,416,000 and this growth should heighten thru the end of 1997. During October, 1997 the Company's initiated armored car services for Citrus Bank's customers. This service is expected to enhance the bank's noninterest bearing deposit growth and garner commercial accounts not previously available to the bank. In September of 1996 Citrus Bank opened its second branch in Barefoot Bay, Florida. At the end of September, 1997 this new branch had garnered almost $9,000,000 in average deposits. A return of the area's winter residents, normally beginning in October, will also strengthen deposit growth. Management anticipates that aggregate deposit growth targeted at $550,000 per month will be realized by year end 1997.

The Company's overall deposit mix exhibits some significant change. Savings deposits have increased from 5.1% to 9.7% of total deposits. Certificates of deposit have been reduced as to their prorata share of the deposit portfolio. Bank management introduced a new savings deposit during the year that has become very successful. This new product, while having a higher interest rate than traditional savings accounts, nonetheless, provides a more cost effective
alternative to certificates of deposit.   Certificates of Deposit exhibited a
large change moving from 68.6% of total deposits to 64.7% by the end of September. This reduced reliance on Certificates of Deposits will be continued in the future in management's continuing efforts to reduce funding costs. Management will continue to place increased emphasis upon building aggregate deposits concentrating on less costly deposit products.

The following schedule illustrates the deposit mix using monthly consolidated deposit aggregates:

                               Monthly Deposit Mix Comparison

     Deposit types                     9/97          Change           12/96
Demand Deposits                       13.8%           -0.1%           13.9%
NOW Accounts                           5.3%           -0.5%            5.8%
Money Market Accounts                  6.5%           -0.1%            6.6%
Savings Deposits                       9.7%            4.6%            5.1%
Certificates of Deposit               64.7%           -3.9%           68.6%

Loans have been flat the second and third quarters of 1997. Ending 1996 at $51,024,000, total loans aggregated $50,868,000 at the end of September, 1997. New competitors into the local marketplace with aggressive new entrant pricing has impacted new loan growth opportunities but management anticipates that loan growth will return during the fourth quarter. While management has experienced a less hesitant local economy, local business leaders are being aggressive solicited with new lenders.

The loan portfolio continues to favor real estate collateralized loans but to a lesser degree. This portion of the portfolio moved from 74.4% to 71% of aggregate loan outstandings from the end of 1996 to the end of this current period, September 30, 1997. Commercial loans increased during this period both in dollars and in their respective portfolio positioning moving from 17.9% to 21.2% of the loan portfolio. Consumer loans exhibited no appreciable change.

Residential real estate loans represent the largest portion of the loan portfolio and remains at 41.6% at the end of 1996 and at September 30, 1997. Short term residential mortgage loans were sold to the secondary market during the first nine months of 1997 that totaled $41,264,000. Management continually reviews all of its loan programs for profitability into the future and expectations for enhanced growth.

Management has continued its monthly monitoring of the loan portfolio and the relationship of the loan loss reserve throughout 1997. The level of the reserve has been increased during this period to its current level of $395,000. Loan chargeoffs through September 30, 1997 were $196,000. The identification of problematic credits necessitated this increase reflecting possible loss exposure of these credits. The reserve was .78% of gross loans at September 30, 1997.

During 1997 U.S. Treasury Notes with two year maturities were purchased at $601,000. No other securities have been purchased or sold. Investing activities have primarily been left to the development of the loan portfolio which management anticipated to have greater long term profitability for the Company. Prepayments and maturities have reduced the amortized value of investments by $645,000. At the same time decreasing interest rates during the period has increased the market value of the securities available for sale by $65,000 with $98,000 in unrealized losses on securities after tax for September 30, 1997. U.S. Treasury and Agency securities represent 92.9% of the portfolio.

The Company has sufficient liquidity at the current time with $2,302,000 in Cash and Due from Banks, $2,950,000 in federal funds sold to other banks, $1,750,000 in unsecured federal funds purchased lines of credit with other banks, and $5,864,000 in the market value of securities available for sale. An additional $10,000,000 in lines of credit with the Federal Home Loan Bank
(FHLB) are established should the need arise. This relationship provides increased flexibility to match terms of maturity and interest rate risk. Management anticipates that these funding sources are adequate to meet anticipated needs. There are no other trends, demands, commitments, events, or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

As of September 30, 1997 equity capital represents 8.26% of total assets and overnight cash and cash equivalents aggregate 7.6% of total assets. The capital adequacy measurement known as risk based capital has been adopted by regulatory bodies and applies capital to risk weighted assets according to predetermined risk factors per categories of assets. The greater the potential risk, the greater the capital need. The capital to risk weighted assets requirement is 8%. At September 30, 1997 the Company had a risk based capital to asset ratio of 11%. Management expects to maintain capital above the required level through earnings retention and management of the Company's mix of risk weighted assets.

RESULTS OF OPERATIONS

Net income after tax for the nine month period ending September 30, 1997 was $121,000. Net income for the same period in 1996 was $170,000. The third quarter provision for loan losses was $237,000 for 1997 and $244,000 for the
previous year.   Year to date net interest income for the first three quarters compared favorably to the prior period. For the period ended September 30, 1996 net interest income was $1,989,000 compared to $2,236,000 for 1997, an increase of $247,000. Net interest income to average earning assets (net interest margin) improved to 4.78% from 4.38% at the end of September, 1996.

                                       Net Interest         Non Interest
                                          Income               Expense
Nine months ended 9/30/97             $   2,236,000        $   2,088,000
Nine months ended 9/30/96                 1,989,000            1,754,000

Noninterest income increased to $284,000 from $263,000 for September 30, 1997 and 1996 respectively. This $21,000 improvement as well as the improvement in net interest income were inadequate, however, to handle increasing noninterest expenses that moved to $2,088,000 from $1,754,000 in the prior year. Legal fees for two of the bank's problem loans account for the increase in noninterest expenses. One of these credits has now been resolved to the bank's favor with full loan recovery anticipated. The other loan is still being litigated. Other noninterest expenses were within expectations and even reduced from the same period last year when consideration is given to the costs related to the bank's newest branch in Barefoot Bay, Florida.

Using the current balance sheet, the current maturity schedule and the forecasted balance sheet, management projects the worst-case scenario to be falling rates. Should the prime rate decrease from its current 8.50% to 6.50% during the next twelve months, net interest income could fall $115,000. Conversely, if prime rates increased to 10.25% during the next twelve months, net interest income could be enhanced.

An outside consulting firm continues to provide management with monthly asset/liability position reports. These reports measure the Bank's vulnerability to interest rates should rates change in an adverse direction.

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



                                         Citrus Financial Services, Inc.




Date:  November 10, 1997                 /s/ Josh C. Cox, Jr.
                                         Josh C. Cox, Jr.
                                         President and CEO



Date:  November 10, 1997                 /s/ Henry O. Speight
                                         Henry O. Speight
                                         Chief Financial Officer