Form 10KSB
period 1997-12-31
CITRUS FINANCIAL SERVICES INC
filed 1998-03-31
CIK 852616

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
           of 1934 For the Fiscal Year Ended December 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the  fiscal  year  ended  December  31,  1997:  $ 5,913,000

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (467,549 shares) on February 28, 1998 was approximately $4,675,000. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to recent trading activity of the common stock of the Registrant at $10.00 per share. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock, as of February 28, 1998: 865,961 shares of $3.47 par value common stock.

               DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Shareholders for the Fiscal Year ended December 31, 1997. (Part II )

     2. Portions of Proxy Statement for the 1998 Annual Meeting of Shareholders. (Part III)

                        TABLE OF CONTENTS

Consolidated--Citrus Financial Services, Inc. and Affiliates

     NOTE: Certain information required by Form 10-KSB is incorporated by reference from the 1997 Annual Report and 1998 Annual Meeting Proxy Statement as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.

  PART I                                                          Page Number
  Item 1  Business                                                     1
  Item 2  Properties                                                   12
  Item 3  Legal Proceedings                                            12
  Item 4  Submission of Matters to a Vote of Security Holders          12


  PART II
  Item 5  Market for Common Equity and Related Stockholder Matters     12
  Item 6  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     7(1)
  Item 7  Financial Statements and Supplementary Data                  11(1)
  Item 8  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                          13


  PART III
  Item 9    Directors and Executive Officers of the Registrant          3(2)
  Item 10  Executive Compensation                                       5(2)
  Item 11  Security Ownership of Certain Beneficial Owners and
           Management                                                   2(2)
  Item 12  Certain Relationships and Related Transactions              14
  Item 13  Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K                                                    15

______________________________________________________________

  (1) These items are incorporated by reference from the Company's 1997 Annual Report pursuant to instruction EZ of Form 10-KSB.

  (2) The material required by Items 9 through 11 is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Instruction E-3 of Form 10-KSB.

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

The Bank commenced business operations on April 13, 1990 in a permanent facility located at the corner of Indian River Boulevard and 17th Street, Vero Beach, Florida. The facility is a three-story office condominium, the first floor of which is owned by the Bank. The Bank operates a branch office at 1020 U.S. 1, Sebastian, Florida, which commenced operations in February 1993 and another branch office located at 1020 Buttonwood Street, Barefoot Bay, Florida, which commenced operations in September, 1996.

The Bank is a full service commercial bank, without trust powers. The Bank offers a full range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as U.S. Savings Bonds, travelers checks, safe deposit boxes and lockers, bank by mail services, direct deposit services, automatic teller services, discount brokerage services and secondary mortgage loan origination services (as a FNMA approved mortgage lender). The Bank recently offered an armored car service for its commercial customers which service is provided by the Company.

Market Area

The primary service area for the Bank encompasses all of Indian River County and Barefoot Bay, a retirement community in South Brevard County. Barefoot Bay is served by Citrus Bank's third, full service banking center located in the heart of this retirement community. Barefoot Bay is bordered by Micco Road to the south, the Indian River to the east, Grant Road to the north, and I-95 to the west. Competition among financial institutions in this area is intense. There are 35 banking offices and 8 offices of savings and loan associations within the primary service area of the Bank. Most of these offices are branches of, or are affiliated with, major bank holding companies.

The Bank is in competition with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have over the years, engaged more and more in providing services which have historically been traditional banking services. Due to the growth of the Bank's primary service area, it is anticipated that competition will increase because of new entrants to the market.

Rate/Volume Analysis of Net Interest Revenue

The effect on interest income, interest expense and net interest income in the periods indicated, of changes in average balances, and rates from the corresponding prior period is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from volume. The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate.
                                           Year Ended December 31, 1997
                                                   compared with
                                           Year Ended December 31, 1996
                                                   (in thousands)
                                            Increase (Decrease) due to:

                                              Volume        Rate        Total
Interest earned on:
  Interest-earnings deposits in other banks  $   (3)     $   (1)      $   (4)
  Taxable securities                            (25)          7          (18)
  Federal funds sold                             86          --           86
  Net loans                                     445          32          477
  Total Interest Income                         503          38          541

Interest paid on:
  NOW deposits                                    3          (9)          (6)
  Savings deposits                               48          35           83
  Time deposits                                 129          (9)         120
  Borrowings                                     (4)          1           (3)
  Total Interest Expense                        176          18          194

  Change in net interest income              $  327      $   20       $  347


                                                Year Ended December 31, 1996
                                                        compared with
                                                Year Ended December 31, 1995
                                                        (in thousands)
                                                 Increase (Decrease) due to:

                                             Volume         Rate        Total
Interest earned on:
  Interest-earnings deposits in other banks  $   (2)     $    1      $   (1)
  Taxable securities                           (173)        (49)       (222)
  Federal funds sold                             37          (5)         32
  Net loans                                     377         (43)        334
  Total Interest Income                         239         (96)        143

Interest paid on:
  NOW deposits                                    4         (11)         (7)
  Savings deposits                              (10)        (14)        (24)
  Time deposits                                 166         (79)         87
  Borrowings                                   (161)         (5)       (166)
  Total Interest Expense                         (1)       (109)       (110)

  Change in net interest income              $  240      $   13      $  253

Investments

As of December 31, 1997, investment securities, securities held for sale and interest-earning deposits in other banks comprised approximately 13.5% of the Company's assets and net loans comprised approximately 72.5% of the Company's assets. The Company has invested primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, and other taxable securities. In addition, the Company enters into Federal Funds transactions with its principal correspondent banks, and acts as a seller of such funds.

The following table presents, for the period indicated, the book value and the fair value of the Company's investment securities and securities held for sale (in thousands):

                                                    December 31,
                                             1997            1996

                                   Carrying       Fair    Carrying    Fair
Investment Category                 Value         Value    Value      Value
Obligations of U.S. Treasury
     and other U.S. Agencies     $   8,605     $   8,545  $   8,873  $   8,686
Corporate Bonds                        251           250        252        249
Federal Home Loan Bank stock           268           268        215        215
Federal Reserve Bank stock             159           159        159        159

Total                            $   9,283     $   9,222  $   9,499  $   9,309

The following table indicates for the years ended December 31, 1997 and 1996 the estimated amount of investments due in (I) one year or less; (ii) one to five years; (iii) five to ten years; and (iv) over ten years (in thousands):

Investment Category                                       1997         1996
Obligations of U.S. Treasury and other U.S. Agencies:
   Due in 1 year or less                                $  2,095   $      0
   Over 1 through 5 Years                                  1,464      3,156
   Over 5 through 10 Years                                   674        900
   Over 10 Years                                           4,372      4,817

Corporate Securities:
   Due in 1 year or less                                     251          0
   Over 1 through 5 Years                                      0        252

Other Securities:
   No stated maturity                                        427        374

   Total                                                $  9,283   $  9,499

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

The following table presents various categories of domestic loans contained in the Bank's loan portfolio as of December 31, 1997 and 1996, and the total amount of all loans for such periods (in thousands):

                                                     As of December 31,
                                                  1997               1996
Type of Loan
Commercial, financial and agricultural        $  10,316         $   9,133
Real estate-commercial and other                 13,783            13,783
Real estate-residential mortgage                 22,139            24,197
Installment and other loans to individuals        4,326             3,945

      Subtotal                                   50,564            51,058

Less unearned discounts, net                        (26)              (34)
Allowance for loan losses                          (431)             (354)

      Total (net of allowance)                $  50,107         $  50,670

__________

The following is a presentation of an analysis of sensitivities of loans as of December 31, 1997 (in thousands):

Loans Subject to Interest    Due in 1      Due in 1 to   Due After
     Rate Change:          year or less      5 Years      5 Years     Total
Loans with predetermined
     interest rates         $  4,786        $  9,885     $  3,639   $ 18,261

Loans with floating
     interest rates           23,445           7,137          370     30,952
Credit Card loans                519            ---         ---          519

  Total                     $ 28,750        $ 17,022     $  4,009   $ 49,781(1)
(1) Non-accrual loans of $783,000 are not included.

__________


The following table presents information regarding non-accrual, past due and restructured loans for the periods indicated:

                                         Year Ended           Year Ended
                                      December 31, 1997    December 31, 1996
(dollars in thousands)
Loans accounted for on a non-accrual basis:
  Number                                         7                  2
  Amount                                    $  783             $  728


Accruing loans which are contractually past
due 90 days or more as to principal and
interest payments:
  Number                                         8                  5
  Amount                                    $  341             $  325


Loans defined as "troubled debt restructurings":
  Number                                         2                   6
  Amount                                    $  303             $ 1,510


As of December 31, 1997, there are no loans classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed in the above table, which (I) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

As of December 31, 1997, there were no loans which have not been disclosed above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

The majority of the Company's loans are secured by real estate in Indian River County, Florida, where the Bank is located. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in market conditions in this County. The Company has $390,000 in other real estate owned represented by one residential improved property that is currently leased at prevailing market rates.


Summary of Loan Loss Experience

An analysis of the Bank's loss experience is furnished in the following table for the years ended December 31, 1997 and 1996, as well as a breakdown of the allowance for loan losses (in thousands):

                                    Analysis of the Allowance for Loan Losses
                                              Year Ended December 31,

                                                   1997             1996
Balance at beginning of period                $     354         $    373
Charge-offs:
     Commercial loans                               (10)              (3)
     Real estate - commercial and other            (167)            (776)
     Installment loans                              (35)            (100)
                                                   (212)            (879)
Recoveries:
     Commercial loans                               ---              ---
     Real estate - commercial and other             ---              506
     Installment loans                               20                2

Net charge-offs                                    (192)            (371)

Additions charged to operations                     269              352
Balance at end of period                      $     431         $    354

Ratio of net charge-offs during the period
to average loans outstanding during the period      .42%             .81%

At December 31, 1997 the allowance was allocated as follows:

                                                    Percent of  Percent of
                                                     allowance  total loans
                                                     in each      in each
                                            Amount   category     category
Commercial and agricultural                $   140     32.5%        20.4%
Real Estate - commercial and other             115     26.7         27.2
Real Estate - residential mortgage             109     25.3         43.8
Installment and other loans to individuals      66     15.3          8.6
Unallocated                                      1       .2         ---

     Total                                 $   431      100%         100%
___________

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

Loan Loss Reserves

In considering the adequacy of the Company's allowance for loan losses, management has considered that as of December 31, 1997, 20.4% of outstanding loans are in the commercial loan category. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, the majority of these commercial loans at December 31, 1997 were made on a secured basis, with collateral consisting primarily of accounts receivable, inventory, assignment of mortgages and equipment. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio reduces any risk of loss inherently present in commercial loans.

The Company's consumer loan portfolio at December 31, 1997 consisted primarily of lines of credit and installment loans secured by automobiles, boats and other consumer goods. Management believes that the risk associated with these types of loans has been adequately provided for in the loan loss reserve.

Residential real estate mortgage loans constitute 43.8% of outstanding loans at December 31, 1997. Management considers these loans to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraisal value of the collateral or is otherwise covered by permanent mortgage insurance.

The Company's Board of Directors monitors the loan portfolio monthly in order to enable it to evaluate the adequacy of the allowance for loan losses. In addition, reviews have been conducted by regulatory agencies and the Company's certified public accountants have been engaged to assist in the evaluation of credit quality and loan administration. These professionals compliment the system implemented by the Company which identifies potential problem credits as early as possible, categorizes the credits as to risk and includes a reporting process to monitor the progress of the credits.

The allowance for loan losses represents the cumulative total of monthly provisions for loan losses plus recoveries ofamounts previously charged off, less net charge-offs. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance when management believes the collectibility of principal is unlikely. The monthly provision for loan losses is based on management's judgment, after considering known and inherent risks in the portfolio, past loss experience of the Company, adverse situations that may affect the borrower's ability to repay, assumed values of the underlying collateral securing the loans, the current and prospective financial condition of the borrower, and the prevailing and anticipated economic condition of the local market.

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

Management does not anticipate that the future new loan charge-off rates for loans will be materially different from the historic net charge-off rates experienced by the Company. For a more complete discussion of the Company's 1997 loan losses, see Management's Discussion contained in the 1997 Annual Report which is incorporated herein by reference.

Deposits

The Bank offers a full range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees, returned check charges and the like.

The following table indicates amounts outstanding for time certificates of deposit of $100,000 or more and respective maturities at December 31, 1997 (in thousands):

                                              Time
                                              Certificates
                                              of Deposit
     3 months or less                         $   2,850
     3-6 months                                   2,726
     6-12 months                                    955
     Over 12 months                               1,548

     Total                                    $   8,079

Returns on Equity and Assets

Returns on average consolidated assets and average consolidated equity as computed under generally accepted accounting principles for the years ended December 31, 1997 and 1996, are as follows:

                                                    1997           1996
     Return on Average Assets                       .4%            .2%
     Return on Average Equity                      4.5%           1.5%
     Average Equity to Average Assets Ratio        8.3%           9.0%
     Dividend Payout Ratio                         ---            ---

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

The Board of Directors has established an Asset/Liability Investment Committee which meets quarterly to work with management to establish policies and strategies for the Bank's asset/liability mix and rate sensitivity. The Bank's asset/liability position is monitored on a daily basis. A monthly report reflecting interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the Bank's Board of Directors. In addition, an outside consulting firm has been engaged to provide management with monthly asset/liability management reports. These reports detail the Bank's net interest income exposure by considering the Bank's budget forecasts, interest rate movements, reinvestment of maturing loans, investments and deposits, as well as the Bank's anticipated cash flows. The objective of this monitoring and the establishment of the asset/liability policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

Correspondent Banking

The Bank purchases correspondent services offered by larger banks, including check collections, purchase or sale of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks.

The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. For the fiscal year ended December
31, 1997, the bank had sold loan participations totaling $2,328,000.

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

Facilities

The Bank operates out of the first floor of a three-story office condominium situated on approximately 2.5 acres of land located at the corner of Indian River Boulevard and 17th Street in Vero Beach, Florida. This first floor facility is owned by the Bank. The facility consists of 6 teller stations, 8 offices, vaults, two night depositories, 3 drive-in windows and a full-service safe deposit box facility, including vault locker storage.

The Bank operates a full service Branch office which is located at 1020 U.S. 1, Sebastian, Florida. The facility consists of a 2,800 square foot building with 5 drive-in windows, 10 teller stations, an office, a vault, a night depository, a full-service safe deposit box facility, and an automated teller machine.

In September, 1996 the Bank opened a Branch office at 1020 Buttonwood Street, Barefoot Bay, Florida. This facility is a 2,160 square foot building with 2 drive-in windows, 6 teller stations, two offices, a vault, a night depository, a full-service safe deposit box facility, and an automated teller machine.

Employees

The Bank currently employs 37 full time persons, including 11 officers. The Bank will hire additional persons as needed. In addition, the Company employs two full time persons for the armored car service that the Company provides for the Bank's clientele.

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

The Company is regulated by the Federal Reserve Board under the federal Bank Holding Company Act, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board Policy, the Company may be required to provide financial support for a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

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

Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the Comptroller. Both the Federal Reserve Board and the Comptroller have established risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The Comptroller's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar) provide that banking organizations must have capital equivalent to 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 1997, the Company's total risk-based capital and Tier 1 ratio were 12.6% and 11.7%, respectively. Both the Federal Reserve Board and the Comptroller have also implemented new minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of bank and bank holding companies.
Under these rules, banking institutions are required to maintain a ratio of 3% "Tier 1" capital to total assets (net of goodwill). Tier 1 capital includes common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (or FDICIA), created five "capital categories" ("well capitalized, " "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the Act and which are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., holding companies) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business. As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.
The FDICIA required each federal banking agency to prescribe for all insured depository institutions and their holding companies standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. In addition, the federal banking regulatory agencies were required to prescribe by regulation standards specifying: (I) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions or the depository institution holding companies; and (iv) such other standards relating to asset quality, earnings and valuation as the agency deems appropriate. Finally, each federal banking agency was required to prescribe standards for employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation and benefits and other arrangements that are excessive or that could lead to a material financial loss for the institution. If an insured depository institution or its holding company fails to meet any of its standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution or holding company, to correct the deficiency and until corrected, may impose restrictions on the institution or the holding company including any of the restrictions applicable under the prompt corrective action provisions of the FDICIA. The Federal banking agencies final rule implementing the safety and soundness provisions of the FDICIA was effective on August 9, 1995.

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

In response to the directive issued under the Act, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                                   Total Risk -   Tier 1 Risk -     Tier 1
                                   Based Capital  Based Capital    Leverage
                                       Ratio          Ratio          Ratio
Well capitalized (1)                     10%             6%             5%
Adequately capitalized (1)                8%             4%             4%(2)
Undercapitalized (3)                   <  8%          <  4%          <  4%
Significantly Undercapitalized (3)     <  6%          <  3%          <  3%
Critically Undercapitalized               -              -           <  2%

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

ITEM 2. - PROPERTIES

The Company owns the entire first floor (approximately 10,000 square feet) of a three-story office condominium building for use as the bank's main office facility. The building is situated on approximately 2.5 acres of land located at the corner of Indian River Boulevard and 17th Street in Vero Beach, Florida. The bank facility consists of 6 teller stations, 7 offices, vaults, two night depositories, 3 drive-in windows and a full-service safe deposit box facility, including vault locker storage.

The Bank operates a 2,800 square foot branch facility located at 1020 U.S. 1, Sebastian, Florida . The branch facility consists of 10 teller stations, an office, a vault, night depository, 5 drive-in windows and a full-service safe deposit box facility.

The Bank operates a 2,160 square foot branch facility located at 1020 Buttonwood Street, Barefoot Bay, Florida. The branch facility consists of 2 drive-in windows, 6 teller stations, 2 offices, a vault, night depository, and a full-service safe deposit box facility.

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

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

                             PART II

ITEM 5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the period covered by this report and to date, there has been no established public trading market for the Company's Common Stock.

As of March 4, 1998, the number of holders of record of the Company's Common Stock was 424.

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

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company hereby incorporates by reference the section entitled "Management's Discussion" on pages 7 through 11 of the 1997 Annual Report to Shareholders for the year ended December 31, 1997, filed as an Exhibit under Item 14 herein.


ITEM 7. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company hereby incorporates by reference the Report of the Independent Auditors and the Consolidated Financial Statements contained in the 1997 Annual Report to Shareholders for the year ended December 31, 1997.

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS - None


                             PART III

ITEM 9. - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Company hereby incorporates by reference the sections entitled "Election of Directors" and "Board of Directors Meeting" contained at pages 2 through 5 of the Proxy Statement filed as an Exhibit under Item 14 herein.

ITEM 10. - EXECUTIVE COMPENSATION

The Company's hereby incorporates by reference the section entitled "Executive Compensation" contained at pages 5 through 6 of the Proxy Statement filed as an Exhibit under Item 14 herein.


ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)     Security Ownership of Certain Beneficial Owners

     The Company hereby incorporates by reference the sections entitled "Election of Directors" and "Certain Shareholders" contained at pages 2 through 5 of the Proxy Statement filed as an Exhibit under Item 14 herein.


     (b)     Security Ownership of Management

     The Company hereby incorporates by reference the section entitled "Election of Directors" contained at pages 2 through 5 of the Proxy Statement filed as an Exhibit under Item 14 herein.

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

Set forth below is certain information as of December 31, 1997 concerning loans made by the Bank to each of its directors, executive officers and their immediate families whose aggregate indebtedness to the Bank exceeded $60,000 at anytime since January 1, 1997.

                                       Largest
                                        Amount
                          Maturity  Outstanding  Balance
                       Date   Date      from      as of
                        of     of      January   December  Interest
Name                   Loan   Loan     1, 1997   31, 1997  Rate      Type
Robert L. Brackett     5/97   6/02  $ 250,000   $ 250,000   9.0%  Commercial
                       6/97   6/02    350,000     343,373   9.0%  Commercial
                      10/93  10/98     81,291      28,000   8.5%  Real Estate
                       8/93   1/04    100,000      95,391  10.0%  Line of Credit
                       4/90   4/99     15,000       1,460  13.5%  Credit Card
                                    $ 796,291   $ 718,224

Earl H. Masteller      2/95   2/10     75,000      68,582   9.8%  Real Estate
                       7/93   3/00     82,386      20,838  10.0%  Line of Credit
                       1/91   4/99     42,000           0   9.0%  Real Estate
                       4/90   4/99     15,000         Nil  13.5%  Credit Card
Masteller & Moler,     5/94   5/99     19,742       6,395   7.9%  Commercial
  Inc.                 2/95   2/98     13,429           0   9.0%  Commercial
                      10/95   6/99     50,000      25,000   9.5%  Commercial
                      12/95  12/98     12,645       3,523   9.5%  Commercial
                       5/97   6/00      6,353       4,962   9.25% Commercial
                       6/97   6/99      3,700       2,537   9.25% Commercial
                       9/97   9/99      3,855       2,959   9.25% Commercial
                       4/91   4/00      5,000       3,135  13.5%  Credit Card
                       4/91   4/00      5,000       2,819  13.5%  Credit Card
                       5/97   5/06      2,500           0  13.5%  Credit Card
                       5/97   5/06      2,500       1,233  13.5%  Credit Card
                       5/97   5/06      2,500         777  13.5%  Credit Card
Masteller, Moler &    10/95   6/99     30,000           0   9.5%  Commercial
   Reed, Inc.         11/95  11/00     80,000      48,859  10.0%  Commercial
                       2/96   2/98      8,501           0   8.75% Commercial
                       3/96   3/99     12,500       4,551   9.25% Commercial
                       7/96   7/99      9,609       4,617   9.0%  Commercial
                      10/95  10/99     21,552      12,092   9.0%  Commercial
                       7/97   7/00     10,018       8,311   9.0%  Commercial
Walsh Environmental    7/97   7/01     14,858      13,067   9.0%  Commercial
    Services, Inc.     7/97   7/99      1,539       1,122   9.0%  Commercial
                       7/97   7/06      5,000         550  13.5%  Credit Card
                                    $ 535,187   $ 236,052

Louis L. Schlitt       9/93  12/00     25,000      17,718  10.0%  Line of Credit
                      10/90  10/99      5,000         863  13.5%  Credit Card
                      10/90  10/99      5,000       4,129  13.5%  Credit Card
CFC Unit 201 Corp.     5/97   5/02    525,000     520,569   9.25% Real Estate
Schlitt Insurance      4/96   6/98     50,000      50,000  10.5%  Commercial
   Services, Inc.     10/90  10/99      5,000       2,001  13.5%  Credit Card
                                    $ 615,000   $ 595,280

Walter E. Smith, Jr.   3/94   3/99    200,000     100,000   9.25% Commercial
                       7/90   7/99     50,000       1,739  13.5%  Credit Card
Walter E. Smith, Jr.  12/96   2/01    350,000     332,178   7.5%  Home Equity
  Revocable Trust

Sherry Smith &         1/92   1/01      5,000       3,117  13.5%  Credit Card
   Walter Smith
Walter Smith &        10/90  10/99      8,000           0  13.5%  Credit Card
   Sheila Gallira
Southeast Interstate   6/95   6/04     15,000         537  13.5%  Credit Card
    Services           6/95   6/04     15,000       2,422  13.5%  Credit Card
                       6/95   6/04      5,000       1,086  13.5%  Credit Card
                       6/95   6/04      5,000       1,257  13.5%  Credit Card
                       6/95   6/04      5,000           0  13.5%  Credit Card
                                    $ 658,000   $ 442,336

Henry O. Speight       3/94   3/04      8,571       1,200   9.5%  Line of Credit
                       8/97   9/07     23,000           0   9.5%  Home Equity
                       4/90   4/99      5,000       4,613  13.5%  Credit Card
                      12/97   1/28    139,500     139,271   7.0%  Real Estate
                       2/98   2/08     18,000      18,000  8.625% Home Equity
                                    $ 194,071   $ 163,084

ITEM 13. - EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (I) a Registration Statement on Form -18 under the Securities Act of 1933 for the Company, as filed with the Securities and Exchange Commission on June 30, 1989, Registration No. 33-29696-A (referred to as "S-18"), (ii) an Annual Report on Form 10-KSB (10-K) or (iii) The quarterly report filed on Form 10-QSB for the quarter ended March 31, 1995 (10-Q). The exhibit numbers correspond to the exhibit numbers in the referenced documents.


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

*3.2      By-laws adopted June 29, 1989 (S-18)

*3.3      Amendments to bylaws adopted March 16, 1995 (1995 10-Q)

*10.3 Employment Agreement dated July 11, 1991 between Registrant and Randy J. Riley (1992 10-K)

*10.4 Employment Agreement dated July 11, 1991 between Registrant and Henry O. Speight (1993 10-K)

22.1      The Company's 1998 Annual Meeting Proxy Statement.

22.2      The Company's 1997 Annual Report for the year ended December 31,
          1997.

(b)  Reports on Form 8-K.     A Form 8-K was filed August 29, 1997, "Change
                              in Registrant's Certifying Accountant".
                              A Form 8-K was filed September 4, 1997, "Change
                              In Registrant's Certifying Accountant", to include a letter of agreement from the accountant that was dismissed.

                            SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CITRUS FINANCIAL SERVICES, INC.

Dated:  March 19, 1998        By:     /s/ Josh C. Cox, Jr.
                                      Josh C. Cox, Jr.
                                      President and Chief Executive Officer

Dated:  March 19, 1998        By:     /s/ Henry O. Speight
                                      Henry O. Speight
                                      Senior Vice President
                                      (Chief Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert L. Brackett                 March 19, 1998
ROBERT L. BRACKETT
Class II Director


/s/ Josh C. Cox, Jr.                   March 19, 1998
JOSH C. COX, JR.
President, Chief Executive Officer
and Class III Director


/s/ Hubert Graves, Jr.                 March 19, 1998
HUBERT GRAVES, JR.
Class I Director


/s/ Roy H. Lambert                     March 19, 1998
ROY H. LAMBERT
Class II Director


/s/ Earl H. Masteller                  March 19, 1998
EARL H. MASTELLER
Class I Director


/s/ Louis L. Schlitt                   March 19, 1998
LOUIS L. SCHLITT
Secretary and Class III Director


/s/ Walter E. .Smith, Jr.              March 19, 1998
WALTER E. SMITH, JR.
Class I Director


/s/ James R. Thompson                  March 19, 1998
JAMES R. THOMPSON
Class II Director



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
          SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders as of the date of filing this report. An annual report and proxy materials will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB. The Company's Proxy Statement and 1997 Annual Report are included as Exhibits 22.1 and 22.2 of this filing.

Corporate Profile


Citrus Financial Services, Inc., (CFSI) is the parent company of Citrus Bank, National Association, which has three full-service banking offices. Two of the offices are located in Indian River County, one in Vero Beach and one in Sebastian. The third location is in Barefoot Bay which is in adjacent Brevard County.

CFSI has $69 million in consolidated assets. The principal business activities for Citrus Bank, National Association include a wide range of FDIC insured deposit products, and commercial, real estate and consumer loans together with providing full service mortgage banking activities. In late 1997, the Company added armored car services to its product list. CFSI's stock is closely held and not traded on any national market.

Contents

     To Our Stockholders and Friends                    2

     Consolidated Financial Highlights                  3

     What's New with Services and Markets               4

     Looking Inside                                     5

     Management's Discussion and Analysis               7

     Consolidated Financial Statements                 11

     Notes to Consolidated Financial Statements        15

     Independent Auditor's Report                      30

     Board of Directors                                31

     Officers                                          32

     Shareholder Information                           33


To Our Stockholders and Friends

A Move to Routes, Not Branches
Late in 1997 your Board of Directors directed Management to establish an innovative, new banking service for our local community. The service was created to provide our commercial clients with a safe, convenient service to handle their excess cash while protecting their employees from possible harm. Instead of driving to and from the bank, business managers now have more time to run their businesses and attend to the needs of their employees. The service, brought operational in the fourth quarter of 1997, is an armored car service staffed and delivered by experienced and professional armed personnel. We chose routes instead of branches to reach commercial clients that might not bank with us just because of their location. Now we have truly expanded our reach to all of Indian River County. We have noticed that other local banks have recently adopted the term "commercial bank". That has been the Citrus Bank watchword since our inception and we consider commercial banking our "bread and butter". When you see our armored car cruising Indian River County, you know our commercial business commitment is more than overnight rhetoric.

Our newest banking Center, opened late in 1996, continues to be well received in the Barefoot Bay community. Deposits were $11 million at the end of December, 1997 with 1,563 depository accounts. Management expects that the rapid growth of this branch will continue in 1998 resulting in a significant source of funding for our banking operations. Our banking center in Sebastian completed 1997 with 1,900 depository accounts and $16 million in deposits. Your Board of Directors and Management are committed to expanding the geographic reach of the Company by continuing our diversity of products and services and continuing to enhance the value of our franchise. We will also continue to develop additional markets for profitable operations.

Net income for the year increased 194% to $250,000 but was still plagued by one remaining problematic credit. We are happy to report, however, that this difficulty was resolved during February of 1998 and the subsequent recovery recorded in the first quarter of 1998. The problem loans that were discovered in late 1996 have now all been resolved with significant recoveries to the bank. Litigation costs will now be normalized and profitability anticipations should be realized. Both Management and the Board of Directors appreciate your support while we resolved these previously discouraging events. We have carefully reviewed our entire portfolio with outside consultants and have determined that these loans were isolated instances within a safe and strong portfolio.

Growing and Changing Toward 2000
The Company's deposits grew $4 million during 1997 while dramatically changing the deposit portfolio's mix. In an effort to control and enhance the Company's funding costs, Management set about to increase the bank's proportionate share of less interest intensive deposits. We are happy to report that non-interest bearing demand deposits grew $2,587,000 to $10,723,000 for an increase of 32% from the previous year end. Savings accounts grew an impressive $3,006,000 to $5,993,000; growing 101% since December 31, 1996. By attracting these types of accounts the Bank realized a reduction in it's dependence on time deposits from 69% of total deposits at the end of 1996 to 61% by December 31, 1997.

Thank You
The support we have received from our stockholders and our local community has been an important ingredient in our success. On behalf of your Staff, Officers and Board of Directors, thank you.

                           Sincerely,



Robert L. Brackett, Chairman of the Board    Josh C. Cox, Jr., President & CEO

Consolidated Financial Highlights
CFSI and Subsidiary



For the Year                      1997       1996           1995
(in thousands)
  Interest income              $  5,514     $  4,973      $ 4,830
  Interest expense                2,482        2,288        2,398
  Net interest income             3,032        2,685        2,432
  Provision for loan losses         269          352          100
  Other income                      399          371          328
  Other expenses                  2,775        2,573        2,090
  Income taxes                      137           46          (94)
  Net income                        250           85          664

Per Share Data(1)

Net income                    $     .29     $    .10      $   .78
Book Value                         6.72         6.35         6.29

Key Performance Ratios

Return on average assets            .37%         .14%        1.13%
Return on average stockholders'
    equity                         4.46%        1.55%       13.79%
Stockholders' equity to total
    assets                         8.43%        8.17%        8.73%
Tier One capital ratio            11.73%       11.70%       13.00%
Total risk-based capital ratio    12.58%       12.44%       13.90%

At Year-end
(in thousands)

Investments                    $  9,283     $  9,499      $ 10,318
Loans, net                       50,107       50,670        43,028
Total assets                     69,098       66,416        61,498
Deposits                         62,601       58,646        53,803
Borrowings                          433        2,055         2,076
Stockholders' equity              5,822        5,427         5,371

(1) 1995 and 1996 per share data has been restated to give effect to 1997 stock split.

"What's New with Services and Markets"


Our Newest Service Offers Pickups and Deliveries

In the fourth quarter the Company began its newest service, completely unique in our marketplace, a fully staffed, professional armored car service for our commercial clientele. Our corporate focus has been, since our inception, a full service commercial banking enterprise specializing in small to medium businesses. With the addition of our armored car service we can provide our business clients with cash processing needs and the ability to operate their businesses in a safer manner for their employees. In addition, more of our clients limited management time is made available for their businesses; not driving to and from to the bank. We can also provide convenience and availability to businesses whose geographic location made banking with us difficult. It is easy for us to say we are a commercial bank, but it is quite different to prove it.

Developing Our Newest Markets

In September of 1996 our newly constructed Barefoot Bay Center was opened and began to provide full service banking to the residents of this retirement community. By December 31, 1997, this newest Center had garnered $11 million in deposits just fifteen months from its opening. Our Sebastian Center which opened a few years earlier, had deposits of $16 million at the end of December 1997. Both of these Centers provide a great source of funding as well as customers for our consolidated success. The local residents have been very supportive of these Center expansions and have welcomed us into their marketplace.

Developing Our Future

Our future, like the future of all service industries, relies on the delivery of our products. First and foremost our future relies on the service our clientele receives. No computer system and no technological advance can take the place of a friendly helping hand or a service delivered with a smile and a concern. Second, we must deliver what we promise, when we promise, at the price we promise. Last, we must provide products and innovations to put us a step ahead in a rapidly expanding, competitive business.


During 1998 we will concentrate on developing our future by meeting these objectives. First we will provide vigorous training for our staff so that they continue to develop the skills to make them the most professional financial service personnel in the industry. Next we will continue to upgrade our systems to enhance our staff's ability to provide timely services and new innovations. Finally, we will explore opportunities to provide new products and services that will enhance our market niche.

Providing financial services continues to be a business of people, for people, through people. Some institutions think people can be replaced by machines, we do not. At Citrus we want to know you personally; call you by name, and we hope you will be our neighbor first, our customer next.

"Looking Inside"

The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 1997 and 1996. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities.

                                              Year ended December 31,
Average Consolidated Assets                      1997           1996
                                                    (in thousands)
Cash and due from banks                      $  1,959       $  1,617

Interest-bearing deposits in other banks           51            100
Taxable securities                              9,549          9,981
Federal funds sold                              2,621          1,015
Net Loans                                      49,965         45,327

       Total earning assets                    62,186         56,423

Other assets                                    3,564          3,267

       Total assets                          $ 67,709       $ 61,307


Average Consolidated Liabilities
   And Shareholders' Equity

Noninterest-bearing deposits                 $  8,730       $ 7,058
NOW deposits                                    3,427         3,207
Savings deposits                                8,642         6,778
Time deposits                                  39,768        37,369
Borrowings                                      1,016         1,095
Other liabilities                                 517           307

       Total liabilities                       62,100        55,814

Common stock                                    2,996         2,964
Capital surplus                                 3,139         3,108
Retained deficit                                 (526)         (579)

Total shareholders' equity                      5,609         5,493

  Total liabilities and shareholders' equity $ 67,709      $ 61,307

The following is a presentation of an analysis of the net interest earnings of the Company for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability (in thousands):

                                             Year Ended December 31, 1997

                                         Average        Interest       Average
               Assets                     Amount         Earned         Yield
Interest-earning deposits in other banks  $    51       $      3       5.9  %
Taxable securities                          9,549            544       5.7  %
Federal funds sold                          2,621            140       5.3  %
Net loans                                  49,965 (1)      4,827 (2)   9.7  %

      Total interest-earning assets       $62,186       $  5,514       8.9  %


                                          Average        Interest      Average
               Liabilities                 Amount          Paid      Rate Paid

NOW deposits                              $ 3,427       $     43        1.3 %
Savings deposits                            8,642            256        3.0 %
Time deposits                              39,768          2,125        5.3 %
Borrowings                                  1,016             58        5.7 %

     Total interest-bearing liabilities   $52,853       $  2,482        4.7 %

(1) Includes non-accrual loans of $783,000
(2) Interest earned on net loans includes $49,000 in loan brokerage fees.

Net interest earnings totaled $3,032 in the year ended December 31, 1997, for a net yield on interest earning assets of 4.9%.

                                   Year Ended December 31, 1996

                                            Average     Interest    Average
               Assets                        Amount      Earned      Yield
Interest-earning deposits in other banks   $   100       $     7      7.0 %
Taxable securities                           9,981           562      5.6 %
Federal funds sold                           1,015            54      5.3 %
Net loans                                   45,327 (1)     4,350 (2)  9.6 %

     Total interest-earning assets         $56,423       $ 4,973      8.8 %

                                            Average      Interest    Average
               Liabilities                   Amount        Paid     Rate Paid

NOW deposits                               $ 3,207       $    49      1.5 %
Savings deposits                             6,778           173      2.5 %
Time deposits                               37,369         2,005      5.4 %
Borrowings                                   1,095            61      5.6 %

     Total interest-bearing liabilities    $48,449       $ 2,288      4.7 %

(1) Includes non-accrual loans of $728,000.
(2) Interest earned on net loans includes $50,000 in amortized loan fees and loan brokerage fees.

Net interest earnings totaled $2,685 during the year ended December 31, 1996, for a net yield on interest earning assets of 4.8%.

Management's Discussion and Analysis of Financial Condition and Results of Operations
CFSI and Subsidiary

Liquidity and Capital Resources

To the best knowledge of management, there are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

Primary liquidity rests in balances due from other depository institutions and
federal funds sold which can be converted to cash the same day.   These
balances aggregate $6,242,000 or 9.0% of total assets at the end of 1997. Additional liquidity is available through established federal funds purchase agreements which aggregate $2,750,000 and by lines of credit with the Federal Home Loan Bank of Atlanta which enables the Company to borrow up to $10,000,000. As of December 31, 1997, the Company had drawn $433,000 under these lines.

Management currently expects to increase the Bank's loan portfolio to achieve higher earnings. These increases are projected to be funded by traditional bank deposit increases. Nonetheless, federal funds purchased, borrowings, lines of credit and other liquidity considerations will be maintained to provide the Company adequate liquidity for the future. For example, commitments to extend credit totaled $7,098,000 at December 31, 1997. If all such commitments were to materialize, they would be funded primarily from deposit growth and federal funds sold balances.

During the fourth quarter of 1997, Citrus Bank, through its one-bank holding company, Citrus Financial Services, Inc. began an armored car service for the Bank's clientele. This service provides enhanced opportunity to develop the commercial deposit market while, at the same time, providing our customers with a safe, labor saving alternative to driving their deposits to the Bank. Trained and licensed armed guards are employed to facilitate this service in a safe and professional manner. Currently, this service is operated in Indian River County but still provides geographical access to commercial clients that would otherwise be difficult to service. The Board of Directors and management are confident that continued innovative products and services like the armored car service will continue the growth and financial vitality of the Company enhancing the financial condition of the Company.

Asset and Liability Management

Management monitors the Company's asset and liability positions in order to maintain a desirable balance between rate-sensitive assets and rate-sensitive liabilities and at the same time maintain sufficient liquid assets to meet expected customer needs for loans and for withdrawals of deposits.

The interest sensitivity "gap" is the difference between total interest-sensitive assets and total interest-sensitive liabilities. The need for gap management is critical in times of rapid change in interest rates. The goal of gap management is to provide for stable and steady growth of the Bank's net interest margin. The following is an analysis of rate-sensitive assets and liabilities as of December 31, 1997 (excluding loans totaling $783,000 on non-accrual status).

                                        (in thousands)
                                                              Over
                             0-3 mos.  3-12 mos.   1-5 yrs.  5 yrs.   Total
Interest-bearing deposits   $    61   $  --       $  --    $  --   $    61
Taxable securities            1,139      1,634      1,464    5,046     9,283
Federal funds sold            2,500      --          --        --      2,500
Total loans                  15,772     12,978     17,022    4,009    49,781

  Total rate sensitive       19,472     14,612     18,486    9,055    61,625
       assets
NOW deposits                  3,701      --          --        --      3,701
Savings deposits             10,088      --          --        --     10,088
Time deposits                11,653     15,285     11,151      --     38,089

Borrowings                        0          0        433      --        433

  Total rate sensitive       25,442     15,285     11,584      --     52,311
        liabilities
Excess (deficiency) of      $(5,970)   $  (673)   $ 6,902   $ 9,055  $ 9,314
  rate sensitive assets
  over rate sensitive liabilities

The above interest rate sensitivity table illustrates the Company's gap position at December 31, 1997. The table should not be viewed as the only factor in determining the impact of interest rate changes on net interest income. Certain assumptions have been made in the construction of the table. For example, loans and investments have been assigned rate sensitivity categories according to their maturities or scheduled rate adjustments without regard to payment schedules or to the liquidity of those interest sensitive assets. Additionally, the table represents a one day position, however, the Company adjusts its interest sensitivity throughout the year.

Management utilizes a simulation model provided by an independent consultant to project, on a dynamic basis, the impact of changing interest rates in three different assumption models. The first assumption considers the effect of increasing interest rates in excess of what is actually anticipated, the second considers interest rate movements that are generally anticipated in the marketplace, and the third considers movements of decreasing interest rates in excess of what is expected. These three scenarios are then measured against the bank's growth and inflation budgets and the result is reflected in the amount of change in net interest income. That change then quantifies the anticipated risks of the institution to changing interest rates. Since these projections are updated monthly, management has timely anticipations of events that may have an adverse impact on the institution. Management then begins to make changes in deposit and loan terms to manage the volatility of interest rate risks. During 1997, management was continuously adjusting to somewhat decreasing interest rates to limit interest rate risk and reduce the dollar impact of falling interest rates. While this management position is less likely to produce record interest rate spreads, it limits the institution's exposure to large changes in interest rates should interest rates move dramatically against the institution's interest rate position.

Stockholders' equity at December 31, 1997 was $5.8 million or 8.4% of total assets compared to $5.4 million at December 31, 1996. The increase reflects the improved earnings, a decline in the unrealized loss on securities available for sale from $158,000 to $95,000, and the exercise of 11,862 stock options in 1997. The following table sets forth the applicable required capital ratios for the Company and the Bank and the actual capital ratios for both as of December 31, 1997. See "Supervision and Regulation".

            Leverage Capital      Tier 1 Capital   Total Risk-Based Capital
               Regulatory            Regulatory          Regulatory
           Minimum     Actual   Minimum     Actual   Minimum       Actual

Company     3.0 %       8.7%      4.0 %      11.7 %   8.0 %        12.6 %
Bank        3.0 %       7.9%      4.0 %      10.8 %   8.0 %        11.7 %

Results of Operations

Total assets increased from $66 million at the end of 1996 to $69 million at the end of 1997. Deposits reached $63 million by the end of 1997, an increase of almost 7%. Borrowings were reduced to $433,000, compared to $2,055,000 at the end of 1996.

Loans at the end of 1997 aggregated $50,107,000 compared to $50,670,000 at December 31, 1996. This downturn at year end 1997 reflects a decrease in residential mortgage loans that are immediately sold into the secondary market. On December 31, 1997 these loans were down $3,651,000 when compared to December 31, 1996. Average loans for 1997 were $49,965,000 compared to $45,327,000 in 1996, an increase of 10.2% or $4,638,000.

Commercial loans reflected the largest increase in 1997. These loans were up $1,183,000 from year end 1996 ending the year at $10,316,000, an increase of 13%. Residential real estate loans, including those aforementioned loans developed to sell into the secondary market, were down $2,058,000 from 1996's year end. Installment loans were up $381,000, reversing last year's downturn.

Management has continued its strategy of continuing to restructure the loan portfolio by emphasizing commercial and commercial real estate loans. This strategy has impacted the portfolio's mix to reflect lending activities that are considered a market niche for the institution. Commercial loans now represent 20.4% of total loans, up from 17.9% on December 31, 1996. Aggregate real estate loans are now 71% of total loans compared to 74% last year with commercial real estate loans now 38% of all real estate loans. Installment loans are 8.6% of total loans, up from 7.7% last year.

The investment portfolio has been reduced throughout 1997 through prepayments and maturities. These prepayments and maturities aggregated $952,000 during the current year. U.S. Treasury securities were purchased during the year for $601,000, there were no sales of securities. Management has continued to limit the role of investment securities to secondary liquidity with prepayments and maturities invested in loan growth. At the end of the year the portfolio consisted primarily of U.S. Government Treasury and Agency issues which represent 93% of the portfolio; unchanged from 1996. The balance of the portfolio is made up of Federal Reserve and Federal Home Loan Bank stock totaling $427,000 and one corporate bond totaling $251,000. The majority of the reductions in the investment portfolio came from prepayments on mortgage-backed securities. These prepayments are expected to continue throughout 1998 and near the same level as 1997.

Deposits grew from $58,646,000 at December 31, 1996 to $62,601,000 at December 31, 1997. This growth of almost 7% permitted borrowing reductions of $1,622,000 and left $2,500,000 in federal funds sold to fund additional loan growth. During 1997 management continued its emphasis on the development of non-interest bearing deposits and these deposits have grown from $8,136,000 at the end of 1996 to $10,723,000 or 32% by December 31,1997. Savings accounts grew to $5,993,000 increasing 101% and represents the very successful introduction of a new savings deposit account. Interest bearing demand deposits grew to $3,701,000, an increase from December 31, 1996 of $315,000 or 9.3%. Money market accounts ended 1997 at $4,095,000, an increase of $206,000 from the end of 1996. Time deposits were reduced during 1997 by $2,159,000 to $38,089,000 reducing time deposits to 60.8% of total deposits from 68.6% at this same time in 1996.

Borrowings were reduced significantly during 1997. At December 31, 1996 borrowings totaled $2,055,000 and were reduced to $433,000 by the end of 1997. The remaining balance of borrowings represents two loans with the Federal Home Loan Bank that continue to be amortized. Management will continue to use borrowings as necessary, however, to meet funding needs as they arise. For 1997 the weighted average interest rate of all borrowings for the year ended was 5.7%.

During the fourth quarter of 1997 the company purchased an armored car and began a fully staffed armored car service for Citrus Bank clients. This service is now fully operational and has enabled the bank to reach commercial clientele that was otherwise unavailable due to geographic location or cash handling requirements. This service augments the Company's continued expansion in the local marketplace and has successfully attracted larg commercial depositors.

Net income improved dramatically during 1997. Net income increased from $85,000 to $250,000 or 194%. Net interest income continued to increase and was up $347,000 or 12.9% in 1997 compared to 1996. Interest income increases were primarily the result of increases in interest and fees on loans. Aggregate interest income increased $541,000 for 1997 while concurrent interest costs increased only $194,000. The Company's 1997 net interest income to average earning assets increased to 4.9% from 4.8% in 1996.

Provisions for loan losses decreased to $269,000 from $352,000 in 1996.
Larger provisions reflected in 1996 related primarily to three loan relationships. One of these relationships was resolved in 1996, the second has been resolved during 1997 with the loan's balance recovered, and the third was resolved in February, 1998 with appropriate recoveries recorded in the first quarter of 1998.

Other income continued to grow in 1997 reflecting continued deposit account growth. Increasing to $399,000 from $371,000 in 1996, other income reflected a 7.5% growth.

Other expenses increased from $2,573,000 in 1996 to $2,775,000 in 1997. Salaries and benefits were up $138,000 to $1,280,000 reflecting additions to staff for the new armored car service as well several staff additions to complement customer growth. This increase also reflects a full year's staff expense on the Bank's Barefoot Bay Center that opened in September, 1996. Occupancy expenses increased $12,000 from 1996 largely representing expenses related to the new banking center. Furniture and equipment expenses were up $53,000 primarily attributable to the new banking center and the armored car service as well as computer equipment repairs and upgrading. Miscellaneous expenses remained largely unchanged at $1,043,000. Legal expenses, primarily for the aforementioned problem credits, increased to $221,000 from $155,000 in 1996 and make up the largest single miscellaneous expense. Offsite computer services accounted for $178,000 of the expenses and was up from $156,000 in 1996.

         CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS

                                                    December 31,
                                             1997                 1996
                                                   (In Thousands)
                              ASSETS
Cash and cash equivalents:
         Cash and due from banks           $   3,742           $   2,514
         Federal funds sold                    2,500                ---
                                               6,242               2,514

Interest bearing deposits in other banks          61                 106
Securities available-for-sale                  5,796               5,296
Securities to be held-to-maturity
    (estimated fair value of $3,426 for
     1997; $4,013 for 1996)                    3,487               4,203
Loans                                         50,107              50,670
Facilities                                     2,471               2,550
Other real estate owned                          390                 390
Accrued interest receivable                      292                 362
Other assets                                     252                 325

               Total assets                $  69,098           $  66,416

               LIABILITIES
Deposits:
    Non-interest bearing demand deposits   $  10,723           $   8,136
    Demand deposits                            3,701               3,386
    Money market accounts                      4,095               3,889
    Savings accounts                           5,993               2,987
    Time, $100,000 and over                    8,079              10,769
    Other time deposits                       30,010              29,479

               Total deposits                 62,601              58,646

Federal funds purchased                        ----                  500
FHLB advances                                    433               1,555
Accrued interest payable                         195                 228
Accounts payable and accrued liabilities          47                  60

               Total liabilities              63,276              60,989

Commitment and contingencies                   ----                ----

               STOCKHOLDERS' EQUITY
Preferred stock, $5 par value, authorized
     and unissued 1,000,000 shares             ----                ----
Common stock, $3.47 par value, authorized
     10,000,000 shares, issued 865,961
     shares in 1997 and 854,120 in 1996        3,007               2,966
Additional paid-in capital                     3,149               3,108
Accumulated deficit                             (238)               (488)
Treasury stock (114 shares, at cost)              (1)                 (1)
Net unrealized holding losses on securities      (95)               (158)

               Total stockholders' equity      5,822               5,427
Total liabilities and stockholders' equity  $ 69,098            $ 66,416

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended December 31,
                                                      1997           1996
                                                     (In Thousands, Except
                                                         Per Share Data)
INTEREST INCOME
  Interest and fees on loans                        $  4,827       $  4,350
  Interest on investment securities:
     U. S. Government agencies and corporations          516            537
     Other                                                28             25
  Income on Federal funds sold                           140             54
  Interest on deposits with other banks                    3              7

          Total interest income                        5,514          4,973

INTEREST EXPENSE
  Interest on deposits                                 2,424          2,227
  Other                                                   58             61

          Total interest expense                       2,482          2,288

          Net interest income                          3,032          2,685

PROVISION FOR LOAN LOSSES                                269            352

  Net interest income after provision for
             loan losses                               2,763          2,333

OTHER INCOME
  Service charges on deposit accounts                    327            316
  Other fees for customer service                         72             55
  Gain (loss) on sale of securities                     ---            ---

           Total other income                            399            371

OTHER EXPENSES
  Salaries and employee benefits                       1,280          1,142
  Occupancy expense                                      185            173
  Furniture and equipment expense                        267            214
  Miscellaneous expenses                               1,043          1,044

           Total other expenses                        2,775          2,573

INCOME BEFORE INCOME TAXES                               387            131

INCOME TAXES (CREDIT)                                    137             46

NET INCOME                                          $    250       $     85


AVERAGE SHARES OUTSTANDING                               862            854

PER SHARE INFORMATION
      Income per share                              $   0.29       $   0.10

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                              Net
                                                           Unrealized   Total
                             Additional                      Holding    Stock-
                      Common  Paid-in   Accumulated Treasury Losses on  holders'
Balance,
  December 31, 1994   $ 2,966  $ 3,108   $ (1,237) $   -     $ (587)    $ 4,250

  Net income              -        -          664      -        -           664
  Net change in net
    unrealized
    holding losses
    on securities         -        -           -       -        457         457

Balance,
  December 31, 1995     2,966    3,108       (573)     -       (130)      5,371

  Net income              -        -           85      -        -            85
  Acquisition of
     treasury stock       -        -           -      (1)       -            (1)
  Net change in net
      unrealized
      holding losses
      on securities       -        -           -       -       (28)        (28)

Balance,
  December 31, 1996     2,966    3,108       (488)    (1)     (158)       5,427

  Net income              -        -          250      -        -           250
  Stock options
      exercised            41       41         -       -        -            82
  Net change in net
       unrealized
       holding losses
       on securities      -        -           -       -        63           63

Balance,
  December 31, 1997    $3,007   $3,149     $ (238)  $ (1)   $  (95)    $   5,822

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year Ended December 31,
                                                         1997            1996
                                                       (In Thousands, Except
                                                           Per Share Data)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $   250     $    85
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Provision for loan losses                             269         352
        Depreciation and amortization of facilities           226         189
        Amortization of organizational costs                  -           -
        Net premium amortization and discount accretion        18          24
        Gain on sale of securities                            -           -
        Deferred income tax                                    49          46
        (Increase) decrease in assets:
              Origination of loans held for sale            3,714      (3,002)
              Accrued interest and other assets                64          12
        Increase (decrease) in liabilities:
              Accounts payable and accrued liabilities        (46)         41
                   Net cash provided by (used in)
                       operating activities                 4,544      (2,253)

CASH FLOWS FROM INVESTING ACTIVITIES
  Securities available-for-sale:
         Proceeds from sales                                  -           -
         Purchases                                           (661)        (25)
         Proceeds from maturities                             239         270
  Securities to be held-to-maturity:
         Purchases                                            -           -
         Proceeds from maturities                             713         527
  Proceeds from sale of other real estate                     -           158
  (Increase) decrease in interest bearing deposits
                 in other banks                                45          18
  Increase in loans                                        (3,420)     (5,434)
  Purchase of facilities                                     (147)       (569)
            Net cash used in investing activities          (3,231)     (5,055)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits                                      3,955       4,842
  Proceeds from (disbursements to) FHLB advances, net      (1,122)       (521)
  Net increase (decrease) in federal funds purchased         (500)        500
  Proceeds from exercise of stock options                      82         -
  Acquisition of treasury stock                               -            (1)
                Net cash provided by financing activities   2,415       4,820

NET INCREASE (DECREASE) IN CASH                             3,728      (2,488)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                2,514       5,002

CASH AND CASH EQUIVALENTS, END OF YEAR                   $  6,242    $  2,514


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash received during the year for interest             $  5,594    $  4,992
  Cash paid during the year for interest                 $  2,515    $  2,257
  Cash paid during the year for income taxes             $     75    $      5

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

General:
The consolidated financial statements include the accounts and transactions of Citrus Financial Services, Inc. (the "Company") and its wholly-owned subsidiary, Citrus Bank, National Association (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Bank provides a wide range of banking services to individual and corporate customers primarily in Indian River County, Florida.

The Company and the Bank are subject to regulations issued by certain regulatory agencies and undergo periodic examinations by those agencies.

Basis of Financial Statement Presentation:
The accounting and reporting policies of the Company conform with generally accepted accounting principles and with general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the fair value of financial instruments, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans ("Other Real Estate Owned"). In connection with the determination of the allowances for loan losses and foreclosed real estate, management obtains independent appraisals for significant properties.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, including independent appraisals for significant properties, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance based on their judgments about information available to them at the time of their examination.

Investments:
Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS No. 115"), sets the standard for classification of and accounting for investments in equity securities that have readily determinable fair values, and all investments in debt securities that are to be classified as held-to-maturity securities, available-for-sale securities, or trading securities.

Debt securities that an enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains losses excluded from earnings and reported as a separate component of stockholders' equity.

The Bank classifies its investments at the purchase date in accordance with the above-described guidelines. Premiums or discounts on securities at the date of purchase are being amortized or accreted, respectively, over the estimated life of the security using a method which approximates the level yield method. Gains and losses realized on the disposition of securities are based on the specific identification method and are reflected in other income.

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Loans:
Loans receivable are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees and unearned discounts. Unearned discounts on installment loans are recognized as income over the term of the loans using a method that approximates the interest method.

Interest on loans is accounted for on the accrual basis. Generally, the Company's policy is to discontinue the accrual of interest on loans delinquent over ninety days unless fully secured and in the process of collection. The accrued and unpaid interest is reversed from current income and thereafter interest is recognized only to the extent payments are received. An nonaccrual loan may be restored to accrual basis when interest and principal payments are current and prospects for future recovery are no longer in doubt.

In 1995, the Company adopted Statement of Financial Accounting Standards
No. 114, Accounting by Creditors for Impairment of a Loan ("FAS No. 114"), which sets the standard for recognition of loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings.

Under FAS No. 114, a loan is impaired when it is probable that a creditor will be unable to collect the full amount of principal and interest due according to the contractual terms of the loan agreement. When a loan is impaired, a creditor has a choice of ways to measure the impairment. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral of a collateral-dependent loan. Creditors may select the measurement method on a loan-by-loan basis, except that collateral-dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. A creditor in a troubled debt restructuring involving a restructured loan should measure impairment by discounting the total expected future cash flows at the loan's original effective rate of interest. If the value of the loan is less than the recorded investment in the loan, a loss should be recognized by recording a valuation allowance and a corresponding increase to the provision for credit losses charged to operating expenses.

Loan Fees:
Loan origination and commitment fees and certain direct loan origination costs are deferred and recognized over the term of the related loans as a yield adjustment using the level-yield method (loan-by-loan basis). Amortization of deferred fees and costs is discontinued when collectibility of the related loan is deemed uncertain. Fees and direct loan origination costs for unexercised commitments are recognized in income upon expiration of commitment.

Organizational Costs:
Certain costs incurred in organizing the Company have been deferred and are being amortized to expense on the straight-line method over five years from the date of opening for business. These costs were fully amortized as of December 31, 1996.

Allowance for Loan Losses:
The provision for loan losses charged to operating expenses is based upon management's judgment of the adequacy of the allowance giving consideration to its loan loss experience and an evaluation of the current loan portfolio. Such provision, less net charge-offs, comprise the allowance, which is deducted from loans and is available for future charge-offs.

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Facilities:
Facilities are stated at cost, less accumulated depreciation and amortization. Charges to income for depreciation and amortization are computed on the straight-line method over the assets' estimated useful lives.

When properties are sold or otherwise disposed of, the gain or loss resulting from the disposition is credited or charged to income. Expenditures for maintenance and repairs are charged against income and renewals and betterments are capitalized.

Other Real Estate Owned:
Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

Off-Balance Sheet Instruments:
In the ordinary course of business the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Income Taxes:
Provisions for income taxes are based on amounts reported in the statements of operations, after exclusion of non-taxable income such as interest on state and municipal securities, and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method as prescribed in FAS No. 109, Accounting for Income Taxes.

Net Income per Share:
Net income per share is computed based on the weighted average shares of common stock outstanding during the year. Stock splits are retroactively recognized in determining weighted average shares of common stock outstanding.

Statement of Cash Flows:
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts on deposit in non-interest bearing accounts with other commercial banks, and Federal funds sold.

Reclassification of Accounts:
Certain items in the financial statements for 1996 and 1995 have been reclassified to conform to the classifications used for the current year.

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997



NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities at December 31, 1997, are as follows:

                                           Gross         Gross      Estimated
                               Amortized  Unrealized   Unrealized      Fair
                                  Cost      Gains        Losses       Value
                                              (In Thousands)
Securities available-for-sale:
  U.S. Government agencies      $  1,101   $    5      $      2     $   1,104
  Mortgage-backed securities       4,396        -           131         4,265
  Other                              427        -            -            427

                                $  5,924   $    5      $    133     $   5,796

                                           Gross         Gross      Estimated
                               Amortized  Unrealized   Unrealized      Fair
                                  Cost      Gains        Losses       Value
                                              (In Thousands)
Securities held-to-maturity:
  U.S. Government agencies      $ 1,474    $    -      $     45     $  1,429
  Mortgage-backed securities      1,762         -            15        1,747
  Other                             251         -             1          250

                                $ 3,487    $    -      $     61     $  3,426


The amortized cost and estimated fair value of instruments in debt and equity securities at December 31, 1996, are as follows:

                                              Gross       Gross     Estimated
                                Amortized   Unrealized  Unrealized    Fair
                                   Cost       Gains       Losses      Value
                                                (In Thousands)
Securities available-for-sale:
  U.S. Government agencies      $   500     $   -      $      5     $    495
  Mortgage-backed securities      4,643         -           216        4,427
  Other                             374         -            -           374

                                $ 5,517     $   -      $    221     $  5,296

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997



NOTE 2 - INVESTMENT SECURITIES (Continued)

                                          Gross        Gross       Estimated
                             Amortized  Unrealized   Unrealized       Fair
                                Cost      Gains        Losses        Value
                                           (In Thousands)
Securities held-to-maturity:
  U.S. Government agencies    $ 1,499     $   -        $    177     $   1,322
  Mortgage-backed securities    2,452         2              12         2,442
  Other                           252         -               3           249

                              $ 4,203     $   2        $    192     $   4,013

The fair value of securities fluctuates during the investment period. No provision for loss has been made in connection with the decline of fair value below book value, because the securities are purchased for investment purposes and the decline is not deemed to be other than temporary. Temporary declines in fair value of securities available-for-sale at December 31, 1997, of $95,000 (net of deferred income taxes of $33,000) are regarded as an adjustment to stockholders' equity. The estimated fair value of securities is determined on the basis of market quotations. At December 31, 1997, securities with carrying value of approximately $107,000, and market values of approximately $108,000, were pledged to secure deposits and for other operating purposes.

At December 31, 1997, the carrying value of collateralized mortgage obligations included in securities available-for-sale and securities to be held-to-maturity was approximately $3,998,000 and $7,000, respectively.

No investment securities were sold during 1997 or 1996. Proceeds from the sale of investment securities during 1995 were approximately $2,919,000. Gross realized gains on such sales were approximately $1,000.

The cost and estimated fair value of debt and equity securities at December 31, 1997, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                   Securities           Securities to be
                                Available-for-sale      Held-to-Maturity
                                         Estimated                 Estimated
                              Amortized     Fair      Amortized       Fair
                                 Cost      Value         Cost         Value
                                            (In Thousands)
  Due in one year or less      $    500   $     498   $   1,848    $   1,837
  Due from one to five years        601         606         858          849
  Due from five to ten years        206         197         477          441
  Due after ten years             4,190       4,068         304          299
  Other                             427         427         -            -
                               $  5,924   $   5,796   $   3,487    $   3,426

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997



NOTE 3 - LOANS

The loan portfolio is classified as follows:

                                                December 31,
                                            1997          1996
                                             (In Thousands)
  Commercial and agricultural             $ 10,316      $  9,133
  Real estate                               35,922        37,980
  Installment and other loans                4,326         3,945
                Total loans                 50,564        51,058
  Less, unearned income                        (26)          (34)
  Less, allowance for loan losses             (431)         (354)

                                          $ 50,107      $ 50,670

The following is a summary of the transactions in the allowance for loan losses:

                                                Year Ended December 31,
                                             1997         1996      1995
                                                 (In Thousands)
Balance, beginning of year                  $   354    $   373      $   299
Provisions charged to operating expenses        269        352          100
Loans charged-off                              (212)      (879)         (27)
Recoveries                                       20        508            1

Balance, end of year                        $   431    $   354      $   373

Loans on which interest was not being accrued totaled $783,000 and $728,000 at December 31, 1997 and 1996, respectively. Had interest been accrued on these nonaccrual loans at originally contracted rates, interest income (before income taxes) would have been increased by approximately $100,000 for 1997 and $69,000 for 1996.

A loan is considered impaired when, according to the contractual terms of the contract, it is probable that the Bank will be unable to collect all amounts due. At December 31, 1997, the Bank had classified $256,000 as impaired. Such amounts are also included in nonaccrual loans.

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997



NOTE 4 - FACILITIES

Facilities are summarized as follows:
                                             Accumulated             Estimated
                                            Depreciation &  Net Book   Useful
                                      Cost   Amortization    Value      Lives
                                            (In Thousands)
December 31, 1997
  Land and land improvements         $    278   $    -     $   278
  Bank building and improvements        2,200       434      1,766  31.5 years
  Furniture, fixtures, and equipment    1,178       751        427  2-15 years

                                     $  3,656   $ 1,185    $ 2,471


                                            Accumulated              Estimated
                                           Depreciation &  Net Book   Useful
                                     Cost   Amortization    Value      Lives
                                               (In Thousands)
December 31, 1996
  Land and land improvements        $    278    $     -    $   278
  Bank building and improvements       2,200        363      1,837  31.5 years
  Furniture, fixtures, and equipment   1,099        664        435  2-15 years

                                     $ 3,577    $ 1,027    $ 2,550

Other expenses for the years ended December 31, 1997, 1996, and 1995, included depreciation and amortization of facilities of $226,000, $189,000, and $197,000, respectively.


NOTE 5 - FHLB ADVANCES

The Bank has a line of credit master agreement with the FHLB of Atlanta that enables the Bank to borrow up to $10,000,000 with no expiration date. These advances are collateralized by the Bank's FHLB stock and a blanket floating lien consisting of wholly-owned residential (1-4 units) first mortgage loans. Advances on the line of $1,000,000 were outstanding as of December 31, 1996, with interest at 5.57%. All advances under this line were repaid in 1997.
In addition to the line of credit arrangement, the Bank had fixed FHLB advances outstanding as follows:

  Maturity Date               Interest Rate     1997          1996
  2000                        5.26%          $  166,667    $  238,095
  2003                        5.76%          $  266,666    $  316,667

Interest expense on the line of credit and other FHLB advances amounted to approximately $56,000, $57,000, and $217,000, for the years ended December 31, 1997, 1996, and 1995, respectively.

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997



NOTE 6 - TIME DEPOSITS

Time deposits at December 31, 1997, totaled $38,089,000. Maturities of such deposits are as follows:

                                           Time, $100,000      Other Time
                                              And Over          Deposits
                                                    (In Thousands)
  Three months or less                       $   2,850          $    8,803
  Over three through twelve months               3,681              11,604
  Over twelve months through three years         1,548               9,603
  Over three years                                 -                  -

                                             $   8,079          $   30,010

Interest expense of certificates of deposit of $100,000 or more for 1997, 1996, and 1995 were approximately $504,000, $520,000, and $545,000, respectively.


NOTE 7 - INCOME TAXES

The provision (credit) for income taxes on income is summarized as follows:

                                            Year Ended December 31,
                                         1997         1996          1995
                                                (In Thousands)
Current:
  Federal                               $    87       $     -       $     -
  State                                       1             -             -
                                             88             -             -

Deferred:
  Federal                                     41           38           (74)
  State                                        8            8           (20)
                                              49           46           (94)

   Total income tax provision (credit)  $    137      $    46       $   (94)

A reconciliation of the income tax computed at the Federal statutory rate of 34% and the income tax provision shown on the statement of operations, follows:

                                                    Year Ended December 31,
                                                    1997       1996     1995
                                                        (In Thousands)
Tax computed at statutory rate                      $  132     $  45   $  194
Increase (decrease) resulting from:
  Utilization of net operating loss carryforwards      (2)       (27)    (200)
  Recognition of deferred income tax assets             -         23      (94)
  Other                                                 7          5        6
          Income tax provision (credit)             $  137     $  46   $  (94)

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997



NOTE 7 - INCOME TAXES (Continued)

The components of the deferred income tax assets included in other assets on the consolidated balance sheets are as follows:

                                                 December 31,
                                            1997              1996
                                                 (In Thousands)
  Deferred tax asset:
          Federal                         $   111             $  236
          State                                19                 41

                                              130                277
  Deferred tax liability:
         Federal                              (80)               (56)
         State                                (14)               (10)

                                              (94)               (66)
                                               36                211
  Valuation allowance                          -                 (12)

                Net deferred tax asset    $    36             $  199

The tax effects of each type of significant item that gave rise to deferred taxes are:

                                                         December 31,
                                                      1997          1996
                                                        (In Thousands)
  Net unrealized holding losses on securities        $   33        $   96
  Depreciation                                          (94)          (45)
  Net operating loss carryover                           -             84
  Allowance for loan losses                              97            76
  Valuation allowance                                    -            (12)

            Net deferred tax asset                   $   36        $  199

As of December 31, 1996, the Company had a net operating loss carryforward of $222,000 for Federal and State income tax purposes, which was fully utilized in 1997.


NOTE 8 - PROFIT SHARING PLAN

The Company sponsors a 401(k) Profit Sharing Plan (the "Plan") that covers substantially all employees. The Company, at its sole discretion, may make matching and discretionary contributions to eligible participants. The Plan is a prototype plan and has been approved by the Internal Revenue Service.

During 1996 and 1995, no contributions were made by the Company to this Plan. For 1997, the Company expensed approximately $12,000.

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997



NOTE 9 - COMMITMENTS AND CONTINGENCIES

The financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of these commitments and contingent liabilities follows:

                                                 December 31,
                                            1997            1996
                                                 (In Thousands)
  Commitments to extend credit            $  7,098          $  7,115
  Standby letters of credit               $     75          $     175
  Commercial letters of credit            $    100          $     198

The Bank uses the same credit policies in making commitments to extend credit and in issuing standby letters of credit as it does for extensions of credit shown on the balance sheets.

The Company is party to litigation, outstanding commitments, and other contingent liabilities arising in the normal course of business. In the opinion of management, the resolution of such matters will not have a material effect on the consolidated financial statements.

The Bank has $2,750,000 unfunded lines-of-credit available from other banks for the purchase of Federal funds.


NOTE 10 - CONCENTRATIONS OF CREDIT

Substantially all of the Bank's loans, commitments, and standby letters of credit have been granted to customers in south Florida. The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers.


NOTE 11 - RELATED PARTIES

The Bank holds loans and engages in transactions in the ordinary course of business with certain of the directors and senior officers of the Bank. Total loans to such persons and their affiliates amounted to $2,230,000 and $3,543,000 at December 31, 1997 and 1996, respectively.

Following is a summary of activity for 1996 and 1997 for such loans:

                      Beginning                  End of
                      of Year                     Year
                      Balance     Additions     Reductions    Balance
                                    (In Thousands)
  1996                $  1,791      $  1,610     $  1,171      $  2,230
  1997                $  2,230      $  1,973     $     660     $  3,543

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997



NOTE 12 - STOCKHOLDERS' EQUITY

In connection with the Company's 1990 offering, organizers were granted warrants to purchase 427,065 shares of common stock at $6.94 per share. The warrants are exercisable for a ten year period commencing April 13, 1990.

As part of an employment agreement, in 1990 the Company granted stock options to one of its organizing directors for 5,931 shares of common stock at $10.00 per share. In addition, the director received stock options in each of the second and fourth years of his employment agreement for an aggregate total of 5,931 shares at an option price of $10.00 per share. On April 28, 1997, the directors amended the employment agreement to be consistent with all other options and warrants. This action reduced the exercise price per option from $10.00 per share to $6.94 per share. On May 15, 1997, all of these options were exercised.

In addition to stock options granted to the director, the Company granted stock options to officers equal to 2% of the number of shares sold in the initial public offering. The stock options totaling 17,081, are exercisable at $6.94 per share starting with the fifth anniversary of Bank operations and expire on the tenth anniversary.

The Company has also entered into employment agreements with its officers providing for the granting of 39,840 non-statutory stock options. Such options are exercisable at $6.94 per share.

For the year ended December 31, 1996, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS No. 123"), became effective. FAS No. 123 permits application of the accounting requirements of an earlier issued APB Opinion No. 25 and, accordingly, no compensation cost has been recognized in 1997, 1996, or 1995. However, the Company must comply with certain additional disclosures under FAS No. 123. The following is a summary of the activity in the option plans during 1997, 1996, and 1995.

                                                      Weighted      Weighted
                                                       Average      Average
                                         Number of     Exercise  Fair Value of
                                           Shares      Price   Granted Options
  Outstanding at December 31, 1994          41,615      $ 7.81
  Granted                                    3,168      $ 6.94   $ 3.51
  Outstanding at December 31, 1995          44,783      $ 7.75
  Granted                                   24,000      $ 6.94   $ 3.27
  Outstanding at December 31, 1996          68,783      $ 7.47
  Exercised                                (11,862)     $ 6.94
  Outstanding at December 31, 1997          56,921      $ 6.94

No options were granted during 1997.

The following is a summary of the status of the plans at December 31, 1997:

                                    Weighted
                                    Average         Weighted
                                    Remaining       Average
     Exercise                       Contractual     Exercise
     Price         Number           Life            Price
     $ 6.94        17,081           28 months       $ 6.94
     $ 6.94        39,840           43 months       $ 6.94

           CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997



NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

All outstanding options were fully vested and exercisable at December 31, 1997.

Under FAS No. 123, compensation cost is the fair value of the stock options at the grant date less any amounts paid by the employee or director for the stock options. The fair value of the stock options granted in 1996 and 1995 were estimated using a Black-Scholes option pricing model and the following assumptions:

                                      1996           1995
     Dividend yield                     0%             0%
     Risk-free interest rate            5%             5%
     Expected life                  55 months       67 months
     Expected volatility               15%            15%

Based on the above assumptions, pro forma net income would have declined by approximately $49,000 and $7,000 for 1996 and 1995, respectively, as compared with reported results for the same periods. Pro forma net income per share would have declined by $0.06 and $0.01, respectively.

The ability of the Company to pay dividends to stockholders depends primarily on dividends received by the Company from the Bank. The Bank's ability to pay dividends is limited by Federal banking regulations based upon the Bank's profitability and other factors. At December 31, 1997, approximately $120,000 of retained earnings of the Bank was available for payment of dividends to the Company without prior regulatory approval.

On December 19, 1996, the Board of Directors approved a 20% stock split payable on January 31, 1997, for shareholders of record on January 15, 1997. All stock related data in the financial statements reflect the stock split for all periods presented.


NOTE 13 - NON-INTEREST OPERATING EXPENSES

Other expenses were as follows:

                                            Year Ended December 31,
                                             1997       1996      1995
                                                (In Thousands)
     Advertising and public relations      $     69    $   54   $    25
     Professional fees                          288       266        69
     Data processing                            153       140        97
     Stationary, printing, and supplies          58        57        40
     Amortization of organizational costs        -         -         15
     Insurance                                   24        47        74
     Telephone                                   40        37        31
     Other miscellaneous expenses               411       443       323

                                            $ 1,043   $ 1,044   $   674

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997



NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Cash and Short-term Investments:
     For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

  Investment Securities:
     For securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

  Loans Receivable:
     For loans subject to repricing and loans intended for sale within six months, fair value is estimated at the carrying amount plus accrued interest.

     The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

  Deposit Liabilities:
     The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date.
     The fair value of long-term fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

  Short-term Debt:
     For short-term debt, including accounts and demand notes payable, the carrying amount is a reasonable estimate of fair value.

The estimated fair values of the Bank's financial instruments at December 31, 1997, are as follows:

                                             Carrying       Fair
                                              Amount        Value
                                                (In Thousands)
  Financial Assets
     Cash and deposits in other banks       $  3,803      $  3,803
     Federal funds sold                        2,500         2,500
     Investment securities                     9,283         9,222
     Loans                                    50,107        49,956

             Total assets valued            $ 65,693      $ 65,481


  Financial Liabilities
     Deposits                               $ 62,601      $ 62,754
     FHLB advances                               433           433

            Total liabilities valued        $ 63,034      $ 63,187

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997



NOTE 15 - REGULATORY CAPITAL MATTERS

The Federal Reserve Board and other bank regulatory agencies have adopted risk-based capital guidelines for banks and bank holding companies. The main objectives of the risk-based capital framework are to provide a more consistent system for comparing capital positions of banking organizations and to take into account the different risks among banking organizations' assets, liabilities, and off-balance sheet items. Bank regulatory agencies have supplemented the risk-based capital standard with a leverage ratio for Tier I capital to total reported assets.

Failure to meet the capital adequacy guidelines and the framework for prompt corrective actions could initiate actions by the regulatory agencies which could have a material effect on the financial statements.

As of December 31, 1997, the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, it will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.

                                                               To Be Well
                                                              Capitalized
                                                              Under Prompt
                                               For Capital     Corrective
                                  Actual        Adequacy         Action
                                                Purposes        Provisions
                             Amount  Ratio   >Amount  >Ratio  >Amount >Ratio
As of December 31, 1997:
Total Risk-Based Capital
(to Risk-Weighted Assets)   $ 5,859  11.68%  $ 4,014  8.00%  $ 5,018  10.00%
Tier I Capital
(To Risk-Weighted Assets)   $ 5,428  10.82%  $ 2,007  4.00%  $ 3,011   6.00%
Tier I Capital
(To Adjusted Total Assets)  $ 5,428   7.93%  $ 2,737  4.00%  $ 3,421   5.00%

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997



NOTE 16 - PARENT COMPANY FINANCIAL INFORMATION

Presented below are condensed financial statements for Citrus Financial Services, Inc. (parent only):

Condensed Balance Sheets as of December 31:        1997             1996
                                                      (In Thousands)
Assets
  Cash and cash equivalents                        $    264      $    263
  Investment in subsidiary bank, net                  5,333         4,997
  Other assets                                          225           178

  Total                                            $  5,822      $  5,438

Liabilities and Stockholders' Equity
  Liabilities                                      $    -        $     11
  Stockholders' equity                                5,822         5,427

  Total                                            $  5,822      $  5,438

Condensed Statements of Operations and Stockholders' Equity

Years Ended December 31:                         1997        1996       1995
                                                 (In Thousands)
Equity in net income of subsidiary bank       $    273    $    121    $    643
Other income                                        43          67         102
Other expenses                                     (66)       (103)        (81)
Net income                                         250          85          664
Stockholders' Equity:
  Beginning of  year                             5,427       5,371       4,250
  Stock options exercised                           82         -           -
  Acquisition of treasury stock                    -            (1)        -
  Net change in unrealized holding losses on
         securities in subsidiary bank              63         (28)        457

  End of year                                 $  5,822    $  5,427    $  5,371

Condensed Statements of Cash Flows

Years Ended December 31:                           1997       1996      1995
                                                          (In Thousands)
Operating Activities
Net income                                        $   250    $   85  $    664
Adjustment to reconcile net income to net cash
  provided by operating activities:
  Equity in undistributed earnings of subsidiary     (273)     (121)     (643)
  Deferred income taxes                                68        23       (74)
  Other                                               (44)      (85)       57
Net Cash Provided By (Used In) Operating Activities     1       (98)        4
Cash and cash equivalents:
  Beginning of year                                   263       361       357
  End of year                                     $   264    $  263  $    361

                  INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
Citrus Financial Services, Inc. and Subsidiary
Vero Beach, Florida


We have audited the consolidated balance sheet of Citrus Financial Services, Inc. and Subsidiary (the "Company") as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Citrus Financial Services, Inc. and Subsidiary as of December 31, 1996 and 1995, were audited by other auditors whose report dated January 10, 1997, expressed an unqualified opinion on those consolidated financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrus Financial Services, Inc. and Subsidiary as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



STEVENS, THOMAS, SCHEMER & SPARKS, P.A.

Jacksonville, Florida
January 30, 1998

Board of Directors
  Citrus Financial Services, Inc.
  Citrus Bank, National Association


Robert L. Brackett
Chairman of the Board
Citrus Financial Services, Inc.
and Citrus Bank, N.A.
Treasurer and Director.
Credit Data Services, Inc.
Real Estate Investments

Josh C. Cox, Jr.
President and Chief Executive Officer
Citrus Financial Services, Inc.
and Citrus Bank, N.A.

S. Hallock duPont, Jr.
Director
Citrus Bank, N.A.
President
Europa Corp.

Hubert Graves, Jr.
Director
Citrus Financial Services, Inc.
and Citrus Bank, N.A.
President
Hubert Graves Citrus, Inc.
President
HGX, Inc.

Roy H. Lambert
Director
Citrus Financial Services, Inc.
Chairman
Regency Windsor Companies

Earl H. Masteller
Director
Citrus Financial Services, Inc.
and Citrus Bank, N.A.
President
Masteller, Moler & Associates, Inc.
Vice President
Masteller, Moler & Reed, Inc.
Secretary
Walsh Environmental Services, Inc.

John A. Purdie
Director
Citrus Bank, N.A.
President
Regency Windsor Capital, Inc.

Louis L. Schlitt
Director
Citrus Financial Services, Inc.
and Citrus Bank, N.A.
CEO
Schlitt Insurance Services, Inc.
President
Louis Schlitt, Inc.

William B. Schuh
Director
Community Relations
Citrus Bank, N.A.

Walter E. Smith, Jr.
Director
Citrus Financial Services, Inc.
Owner/Operator
Unocal 76 Truck Stops
Director
Travel Centers of America, Inc.

James R. Thompson
Director
Citrus Financial Services, Inc.
And Citrus Bank, N.A.
Consulting Engineer

Jeffrey L. Velde
Director
Citrus Bank, N.A.
President
Velde Ford

Officers
Citrus Financial Services, Inc.
Citrus Bank, National Association


Josh C. Cox, Jr.
President and Chief Executive Officer
Citrus Financial Services, Inc.
and Citrus Bank, N.A.

Randy J. Riley
Senior Vice President
Chief Lending Officer
Citrus Financial Services, Inc.
and Citrus Bank, N.A.

Henry O. Speight
Senior Vice President
Chief Financial Officer
Citrus Financial Services, Inc.
and Citrus Bank, N.A.

Jeffrey P. Meyer
Vice President
Commercial Lending
Citrus Bank, N.A.

Marie E. Yates
Vice President
Manager - Barefoot Bay Center
Citrus Bank, N.A.

Diana R. Best
Assistant Vice President
Manager - Sebastian Center
Citrus Bank, N.A.

Cindy L. Morley
Assistant Vice President
Credit Administration
Citrus Bank, N.A.

Marion H. De Tota
Finance Officer
Citrus Bank, N.A.

Joanna Brown
Assistant Vice President
Operations Officer
Citrus Bank, N.A.

Ginette M. Sholan
Assistant Vice President
Loan Administration Officer
Citrus Bank, N.A.

Barbara S. Camarigg
Assistant Vice President
Mortgage Manager
Citrus Bank, N.A.

Shareholder Information

Shareholder Assistance

Shareholders requiring a change of address, records, or information about lost /missing certificates, should contact:
     Citrus Financial Services, Inc.
     P.O. Box 2560
     Vero Beach, FL 32961-2560
     Telephone: (561) 778-4100


Information

Analysts, investors and others seeking financial data or general information are asked to contact Josh C. Cox, Jr., President and CEO.
     Telephone: (561) 778-4100


Publications

Requests for printed materials, including annual and quarterly reports, proxy statements, 10-K and 10-Q reports should be directed to CFSI's Finance Officer:
     Citrus Financial Services, Inc.
     P.O. Box 2560
     Vero Beach, FL 32961-2560
     Telephone: (561) 778-4100


Annual Meeting

CFSI's 1997 annual meeting of shareholders will be held at 5:00 p.m. on Monday, April 27, 1998, at the Courthouse Executive Center, 2145 14th Avenue, Vero Beach, Florida.



Independent Auditors

     Stevens, Thomas, Schemer & Sparks, P.A.
     6273 DuPont Station Court
     Jacksonville, Florida  32217-2513
     Telephone:  (904) 731-1366


Legal Counsel

     Igler & Dougherty, P.A.
     1501 Park Avenue East
     Tallahassee, Florida 32301
     (850) 878-2411

                 CITRUS FINANCIAL SERVICES, INC.
                   1717 Indian River Boulevard
                    Vero Beach, Florida  32960


                         PROXY STATEMENT
                  ANNUAL MEETING OF SHAREHOLDERS
                          April 27, 1998


Solicitation and Voting of Proxies

This Proxy Statement and the accompanying Proxy Card are being furnished to shareholders of Citrus Financial Services, Inc. ("Citrus" or the "Company") in connection with the solicitation of proxies by the Board of Directors to be used at the Company's Annual Meeting of Shareholders ("Annual Meeting") or any adjournment thereof, which will be held on Monday, April 27, 1998 at 5:00 p.m., Eastern Time at the Courthouse Executive Center, 2145 14th Avenue, Vero Beach, Florida.

Regardless of the number of shares of common stock owned, it is important that shareholders be represented by proxy or in person at the Annual Meeting. Shareholders are requested to vote by completing the enclosed Proxy Card and returning it signed and dated in the enclosed postage prepaid envelope. Shareholders are urged to indicate the way they wish to vote in the space provided on the Proxy Card. Proxies solicited by the Board of Directors of the Company will be voted in accordance with the directions given therein.
Where no instructions are indicated, proxies will be voted "FOR" the management director nominees set forth below; "FOR" the ratification of Stevens, Thomas, Schemer & Sparks, P.A. as the independent auditors of Citrus for the fiscal year ended December 31, 1997; and if necessary, "FOR" approval to adjourn the Annual Meeting to further solicit Proxies.

Revocation of Proxy

A shareholder's presence at this Annual Meeting will not automatically revoke his or her proxy. Shareholders may revoke a proxy at any time prior to its exercise by filing with the Secretary of the Company a written notice of revocation, by delivering to the Company a duly executed proxy bearing a later date, or by attending this Annual Meeting and voting in person.

Voting Securities

The securities which may be voted at this Annual Meeting consist of shares of common stock of Citrus ("Common Stock") with each share entitling its owner to one vote for the election of directors and any other matters that may come before the Annual Meeting. The close of business on March 13, 1998 has been fixed by the Board of Directors as the record date ("Record Date") for the determination of shareholders entitled to notice of and to vote at this Annual Meeting and any adjournment thereof. The total number of shares of the Company's Common Stock outstanding on the record date was 865,961 shares which are held by approximately 424 shareholders.

The presence, in person or by proxy, of at least a majority of the total number of outstanding shares of Common Stock is necessary to constitute a quorum at the Annual Meeting. In the event there are not sufficient votes for a quorum to approve any Proposal at the time of the Annual Meeting, this Annual Meeting may be adjourned in order to permit further solicitation of proxies.

Certain Shareholders

As of March 13, 1998, no persons or apparent groups of persons, other than Officers or Directors of the Company and Citrus Bank, N.A. (The "Bank"), are known by management to own beneficially five percent or more of the outstanding shares of Citrus' Common Stock.

                PROPOSAL I - ELECTION OF DIRECTORS

The Board of Directors of Citrus, as proposed herein, will be composed of eight members. The Board of Directors is divided into three classes and the terms of each class are staggered so that approximately one-third of the directors are elected each year. Terms for directors are three years. Currently there are three Class I directors, three Class II directors, and two Class III directors. Three Class II directors have been nominated by the Board to stand for election at this Annual Meeting.

Management's nominees to fill the three-year terms are Robert L. Brackett, Roy
H. Lambert, and James R. Thompson, all of whom are presently directors of Citrus.

It is intended that the proxies solicited by the Board of Directors will be voted "FOR" the election of said nominees. If any nominee is unable to serve, the shares represented by all valid proxies will be voted for the election of such substitute as the Board may recommend. At this time the Board of Directors knows of no reason why any nominee might not be able to serve.

The Board of Directors recommends that shareholders vote "FOR" election of the nominees


The following table describes the period that each nominee has served as a director of Citrus, his position and offices held, with the Company, his principal occupation or employment, and further contains information as of March 13, 1998, with respect to the beneficial ownership (as such term is defined under the Rules and Regulations of the Securities Exchange Commission) of the Company's Common Stock held by each nominee, each director and all directors as a group.

Name, age, principal                             Amount and nature
occupation, director-                 Current     of beneficial
ships and business          Director    term      ownership of      Percent
experience                    since    expires    Common Stock     of class(1)

Management's nominees for three-year terms:

Class II Directors
Robert L. Brackett, Age 63.    1989      1998      101,164(2)          7.5%
Chairman of the Board of the
Company and the Bank
since 1990.  Treasurer
and Director of Credit Data
Services, Inc. since 1977.

Roy H. Lambert, Age 67.        1994      1998      192,910(3)          14.3%
Chairman of Regency
Windsor, Inc. since 1974.

James R. Thompson, Age 69.     1990      1998      107,963(4)          8.0%
Consulting Engineer for
Regency Windsor Capital,
Inc. since 1988. President
of Regency Acquisitions,
Inc. from 1980 to 1988.
Advisor to Chairman of
Regency Windsor Management
Co. since 1996.

Continuing Directors:

Class III Directors

Josh C. Cox, Jr., Age 56.     1993       1999      144                 --(5)
President and Chief Executive
Officer of the Company since
June 1994. President and Chief
Executive Officer of the Bank
since June, 1994. Bank
Consultant since 1976.
President and Chief Executive
Officer of First Guaranty Bank,
Hammond, Louisiana from
1986 to 1991.

Louis L. Schlitt, Age 62.     1989      1999      70,762(6)      5.2%
CEO of Schlitt Insurance
Services, Inc. since 1983.
President of Louis Schlitt,
Inc. since 1984.  CEO of
SIS Realty since 1983.

Name, age, principal                              Amount and nature
occupation, director-                   Current     of beneficial
ships and business           Director     term      ownership of    Percent
experience                     since     expires    Common Stock   of class(1)

Class I Directors
Hubert Graves, Jr., Age 67.      1989      2000        136,052(7)      10.1%
President of Hubert Graves
Citrus, Inc. since 1965.
President of HGX, Inc. since
1977.

Earl H. Masteller, Age 59.       1989      2000        56,966(8)       4.2%
President of Masteller &
Moler Associates, Inc., since
1985.  Vice President of
Masteller, Moler and Reed,
Inc., since 1987.  Secretary
of Walsh Environmental
Services, Inc. since 1997.

Walter E. Smith, Jr., Age 56.    1990      2000        110,211(9)      8.2%
Owner and operator of
Unocal 76 Truck stops in
Florida and Georgia since 1973.
Director of Travel Centers of
America, Inc. and Subsidiaries
since 1997.

(1)  Percentage computed on 865,961 shares issued and outstanding, plus
427,065 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's stock offering, and 56,921 shares subject to presently exercisable stock options for a total of 1,349,947 beneficial shares.

(2) Includes 21,734 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering. Includes 7,372 shares owned by Mr. Brackett individually, 288 shares owned by his wife, and 71,770 shares owned by Mr. Brackett as Trustee.

(3) Includes 87,253 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering. Includes 105,513 shares owned by the Revocable Trust of Roy H. Lambert of which Mr. Lambert is the beneficiary, and 144 shares owned by Mr. Lambert individually.

(4) Includes 1,010 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering. Includes 105,513 shares owned by the Revocable Trust of Roy H. Lambert, of which Mr. Thompson is the sole Trustee, and 1,440 shares owned individually.

(5)  Represents less than 1% of outstanding shares.

(6) Includes 52,614 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering. Includes 5,802 shares owned individually by Mr. Schlitt, 7,860 shares held by the Schlitt Insurance Profit Sharing Plan, 3,970 shares held by his wife's individual retirement account, and 76 shares owned in trust for Mr. Schlitt's son, David J. Schlitt for whom Mr. Schlitt is trustee and 440 shares held by his individual retirement account.

(7) Includes 53,252 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering. Includes 68,400 shares owned jointly by Mr. Graves and his spouse, 7,200 shares owned by Hubert Graves Citrus, Inc. and 7,200 shares owned by HGX, Inc., both of which Mr. Graves is the President and principal shareholder.

(8) Includes 17,756 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering. Includes 10,300 shares individually, 9,540 shares owned jointly with his wife, 3,680 shares held by his individual retirement account and 187 shares held in his wife's individual retirement account and 15,503 shares owned by the Revocable Trust of Earl H. Masteller.

(9) Includes 50,725 shares subject to presently exercisable stock purchase warrants granted in connection with the Company's initial stock offering. Includes 59,486 shares in the Walter E. Smith Revocable Trust.

Board of Directors Meetings

Citrus conducts its business through meetings of the Board of Directors. During the fiscal year ended December 31, 1997, the Board of Directors held five meetings. No director of the Company, attended fewer than 75% of the total meetings of the Board of Directors.

Committees of the Board of Directors

The Board of Directors of the Company does not have standing Committees.

Directors' Compensation

Citrus paid director fees of $3,500 to its Directors for the period ended December 31, 1997 and Citrus Bank paid director fees of $44,500 for the same period.

Executive Compensation

The table below identifies the Chief Executive Officer and other principal officers of Citrus or of its wholly owned subsidiary Citrus Bank, whose total annual cash compensation exceeded $100,000 during the fiscal year ended December 31, 1997.

                    Summary Compensation Table

                                                          Long-term
                          Annual Compensation            compensation
Name and                                    Other annual     Stock  All other
principal position   Year Salary(1) Bonus  compensation(2)  options compensation
Josh C. Cox, Jr.     1997 $160,000  None   $ 18,852         None      None
President and Chief  1996 $160,000  None   $ 17,853        20,000     None
Executive Officer    1995 $160,000  None   $  8,701         None      None
since July 1, 1994


(1) Mr. Cox's annual base salary for the fiscal year 1998 is $160,000. This base salary is considered to be compensation for Mr. Cox's service as President and Chief Executive Officer of both the Company and the Bank.
(2) Other annual compensation includes an annual automobile allowance of $9,000, director fees of $6,000 and annual club dues of $3,852.

Benefits

Insurance: Citrus Bank's full-time officers and employees are provided hospitalization, major medical, short and long-term disability, dental insurance and term life insurance under group plans on generally the same basis to all full-time employees. The Bank pays 95% of the costs of this insurance.

Bonuses: Neither the Company nor the Bank has an established bonus policy for employees; however, based upon Citrus' operating results for 1997, the Bank's Board of Directors awarded $9,505 in bonuses to employees of the Bank during the year ended December 31, 1997. The payment of any bonus is at the sole discretion of the Board of Directors.

401(k) Plan: During 1990 Citrus Bank adopted a 401(k) Plan ("401[k]") which covers all of the employees of the Bank who have completed at least one year of service and who are at least 20 years of age. The effective date of the 401(k) was January 1, 1990. Eligible employees who choose to participate in the 401(k) may contribute from 1% to 20% of their annual base salary to the 401(k). The Bank may match up to 100% of all employee contributions which are equal to or less than $9,500 of base salary. In addition, the Bank may elect to make additional contributions to the 401(k) based upon the Bank's annual profit. Contributions made by the Bank do not vest in an individual employee until that employee has 2 years of service, at which time 25% of contributions made are earned. For each additional year of service, an employee will earn another 25% until the end of year five when an employee will be 100% vested. The Bank contributed $10,549 for a 25% match to employee contributions in 1997 to the 401(k) for the fiscal year ended December 31, 1997. This was the first employer match since the plan's inception.


              PROPOSAL II  - APPOINTMENT OF AUDITORS
             FOR FISCAL YEAR ENDED DECEMBER 31, 1998

Citrus' independent auditors for the fiscal year ended December 31, 1997, were Stevens, Thomas, Schemer & Sparks, P.A. The Board of Directors appointed Stevens, Thomas, Schemer & Sparks, P.A. to be its independent auditors for the fiscal year ended December 31, 1998, subject to shareholder approval. A member of the firm will be present at the Annual Meeting to respond to shareholders questions and will have the opportunity to make a statement if he so desires.

The Board of Directors recommends that shareholders vote "FOR" the ratification of the appointment of Stevens, Thomas, Schemer & Sparks, P.A. as independent auditors for the fiscal year ended December 31, 1998.

           PROPOSAL III - ADJOURNMENT OF ANNUAL MEETING

The Board of Directors of Citrus seeks your approval to adjourn the Annual Meeting in the event that the number of proxies sufficient to approve Proposals I and II are not received by April 28, 1998. In order to permit proxies that have been received by Citrus at the time of the Annual Meeting to be voted, if necessary, for adjournment, Citrus is submitting the question of adjournment to permit further solicitation of proxies as a separate matter for your consideration. If it is necessary to adjourn the Annual Meeting and the adjournment is for a period of less than 30 days, no notice of the time and place of the adjourned meeting need be given the shareholders, other than an announcement made at the Annual Meeting.

The Board of Directors recommends that shareholders vote "FOR" approval to adjourn the Meeting.

Solicitation

The cost of soliciting proxies on behalf of the Board of Directors for the Annual Meeting will be borne by Citrus. Proxies may be solicited by directors, officers or regular employees of the Company or Citrus Bank in person or by telephone, telegraph or mail. Citrus will request persons, firms and corporations holding shares in their names, or in the names of their nominees, which are beneficially owned by others, to send proxy materials to and obtain proxies from such beneficial owners, and will reimburse such holders for their reasonable out-of-pocket expenses in doing so.

Shareholder Proposals

In order to be eligible for inclusion in Citrus' proxy material for next year's Annual Meeting of Shareholders, any shareholder proposal to take action at such Annual Meeting must be received at the Corporate Office of the Company, 1717 Indian River Boulevard, Suite 100, Vero Beach, Florida 32960, on or before January 22, 1999. Proposals must comply with the provisions of 17 C.F.R. Section 240.14a-8 ("Rule 14a") of the rules and regulations of the Securities and Exchange Commission in order to be included in the Company's proxy materials.

New business may be taken up at the Annual Meeting, provided the proposal is stated in writing and filed with the Secretary of the Company at least five days before the Annual Meeting. Any shareholder may make any other proposal at the Annual Meeting and the same may be discussed and considered, but unless stated in writing and filed with the Company's Secretary by the above date, such proposal shall be laid over for action at an adjourned Annual Meeting or at a Special Meeting taking place 30 or more days thereafter. This provision does not prevent the consideration and approval or disapproval at the Annual Meeting of reports of officers, directors and committees; but in connection with such reports, no new business shall be acted upon at such Annual Meeting unless stated and filed as provided herein.

Financial Statements

A copy of the Annual Report for the fiscal year ended December 31, 1997, accompanies this Proxy Statement. The Annual Report includes Financial Statements, which information is incorporated herein by reference.


Report on Form 10-KSB

Shareholders of Citrus can obtain a copy of the Company's Annual Report for the fiscal year ended December 31, 1997 on Form 10-KSB as filed with the Securities and Exchange Commission by making a written request therefor to the Company, Attention: Henry O. Speight, Senior Vice President and Chief Financial Officer, 1717 Indian River Boulevard, Suite 100, Vero Beach, Florida 32960. Copies of exhibits and basic documents filed with that Report or referenced therein will be furnished to shareholders of record upon request. Copies may also be obtained from the Securities and Exchange Commission's Internet website located at www.sec.gov.

Other Matters

The Board of Directors knows of no other matters to be brought before the Annual Meeting. However, if other matters should come before the Annual Meeting, it is the intention of the persons named in the enclosed form of Proxy to vote the Proxy in accordance with their judgment of what is in the best interest of the Company.

                                        Citrus Financial Services, Inc.



Vero Beach, Florida
March 27, 1998