Form 10-Q
period 1998-03-31
CITRUS FINANCIAL SERVICES INC
filed 1998-05-14
CIK 852616

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.   20549
        __________________________________________________

                           FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR
                15 (D) OF THE SECURITIES EXCHANGE
                           ACT OF 1934

          For the Quarterly Period Ended March 31, 1998
                Commission File Number 33-29696-A
        __________________________________________________

                 CITRUS FINANCIAL SERVICES, INC.
      (Exact Name of registrant as specified in its charter)

Florida                                           65-0136594
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

1717 Indian River Boulevard
Suite 100
Vero Beach, Florida                               32960
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
Yes     X            No          .

Indicate the number of shares of outstanding of each of the issuer's classes of Common Stock:

       Class                                 Outstanding as of May 8, 1998
Common Stock                                 952,557
Par Value $3.15 per share

                 CITRUS FINANCIAL SERVICES, INC.

                              INDEX


                                                                   PAGE
PART I:  FINANCIAL INFORMATION                                    NUMBER

     Item 1:  Financial Statements:
            Consolidated Balance Sheets as of March 31, 1998
            (unaudited) and December 31, 1997                            1

            Consolidated Statements of Operations for the three
            months ended March 31, 1998 and 1997 (unaudited)             2

            Consolidated Statements of Cash Flows for the three
            months ended March 31, 1998 and 1997 (unaudited)             3

            Notes to Consolidated Financial Statements (unaudited)   4 - 7

     Item 2:  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   8 - 10

PART II:  OTHER INFORMATION                                             11

Signatures                                                              12

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS


The notes to these consolidated financial statements are an integral part of the financial statements.

                                                  March 31,       December 31,
(dollars in thousands)                         1998 (unaudited)       1997

          ASSETS
Cash and Due From Banks                           $   3,530       $   3,742
Federal Funds Sold                                    1,850           2,500
Interest Bearing Deposits in Other Banks                  5              61
Investment Securities                                 3,099           3,487
 (Market Value March 31, 1998 was $3,052)
 (Market Value December 31, 1997 was $3,426)
Securities Available-for-Sale                         5,642           5,796

Loans:
 Loans, net of deferred fee income                   55,533          50,538
 Less Allowance for Loan Losses                         360             431
     Net Loans                                       55,173          50,107

Premises & Equipment                                  2,492           2,471
Other Assets                                          1,053             934

Total Assets                                      $  72,844       $  69,098

     LIABILITIES

Deposits:
 Noninterest Bearing Demand Deposits              $  11,468       $  10,723
 Interest Bearing Accounts:
     NOW                                              3,633           3,701
     Money Market Deposit Accounts                    3,638           4,095
     Savings                                          6,854           5,993
     Certificates of Deposits                        40,409          38,089
 Total Deposits                                      66,002          62,601

FHLB Advances and Federal Funds Sold                    403             433
Other Liabilities                                       381             242

     Total Liabilities                               66,786          63,276

     STOCKHOLDERS' EQUITY

Common Stock                                          3,007           3,007
Additional Paid-In Capital                            3,149           3,149
Accumulated Deficit                                  (  25)          ( 239)
Unrealized loss on securities available for sale     (  73)          (  95)
     Total shareholders' equity                       6,058           5,822

Total Liabilities and Stockholders' Equity        $  72,844       $  69,098

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


The notes to these consolidated financial statements are an integral part of the financial statements.

                                                  Three months ended March 31,
(dollars in thousands except per share amounts)         1998           1997
Interest Income
 Interest and Fees on Loans                          $   1,319      $   1,174
 Interest on Investment Securities and Interest
   Bearing Deposits in Other Banks                         125            136
 Income on Federal Funds Sold                               39             34
   Total Interest Income                                 1,483          1,344

Interest Expense
 Interest on Deposits                                      625            603
 Other Interest                                              6             17
   Total Interest Expense                                  631            620
   Net Interest Income                                     852            724

Provision for Loan Losses                                 (96)            198

Net Interest Income After Provision for Loan Losses        948            526

Noninterest Income                                         100            111

Noninterest Expense                                        705            688

INCOME BEFORE INCOME TAXES                                 343           (51)

INCOME TAXES (CREDIT)                                      129            (5)

NET INCOME                                           $     214     $     (46)

NET INCOME PER COMMON SHARE                          $    0.22     $   (0.05)
AVERAGE NUMBER OF SHARES OUTSTANDING                   952,557        854,120

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


The notes to these consolidated financial statements are an integral part of the financial statements.

                                                  Three Months Ended March 31,
(dollars in thousands)                                    1998          1997
Cash Flows from Operating Activities:
Net Income                                             $     214   $     (46)
Adjustment To Reconcile Net Income to
Net Cash Provided by Operating Activities:
     Depreciation and Amortization                            62           55
     (Increase) in Other Assets                            (119)         (78)
     Provision for Loan Losses                              (71)          198
     Origination of Loans Held for Sale                 (25,694)     (13,802)
     Proceeds on Sale of Loans Held for Sale              20,594       16,933
     Increase in Other Liabilities                           139           32

Net Cash Provided by Operating Activities                (4,875)        3,292

Cash Flows from Investing Activities:
     Loan Originations, Net of Principal Payments            105        (321)
     Purchase of Investment Securities and Interest
          Bearing Deposits                                    56         ---
     Proceeds on Maturing Securities                         388         219
     Purchase of Securities Available for Sale                 0         (28)
     Proceeds on Sale of Securities Available for Sale       176         ---
     Capitalization of Premises and Equipment               (83)          (5)

Net Cash Provided By Investing Activities                    642        (135)

Cash Flows from Financing Activities:
     Increase (Decrease) in Certificates of Deposit - Net  2,320        1,618
     Increase (Decrease) in Other Deposits - Net           1,081        2,471
     Repayment of FHLB Advances                             (30)      (1,531)

Net Cash Provided by Financing Activities                  3,371        2,558

Net Increase (Decrease) in Cash and Cash Equivalents       (862)        5,715

Cash and cash equivalents at Beginning of Period           6,242        2,514

Cash and cash equivalents at End of Period             $   5,380    $   8,229



Supplemental disclosure of cash flow information
Amount paid during the period for:

Interest Expense                                       $     628    $     604

         CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note  (1)  Accounting Policies

The consolidated financial statements include the accounts of Citrus Financial Services, Inc. (Company) and its wholly owned subsidiary Citrus Bank, National Association, (Bank). The information contained in the financial statements is unaudited. In the opinion of management, all adjustments have been made (consisting only of normal recurring accruals) necessary to present a fair statement of the results for interim periods. The results for interim periods are not necessarily indicative of trends or results to be expected for a full year. It is suggested that these financial statements and notes be read in conjunction with the Company's financial statements for the year ended December 31, 1997 included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission.

Note  (2)  Loans

Loans receivable are stated at unpaid principal balances, less unearned discounts, and net of deferred loan origination fees and costs. Interest receivable is accrued only if deemed collectible. Generally, Company policy is not to accrue interest on loans delinquent over ninety days. Such interest ultimately collected is credited to income in the period received.

Loans, as categorized by the underlying collateral, consist of:

                                           March 31, 1998   December 31, 1997
                                                   (dollars in thousands)
Real Estate                              $ 38,372   69.0%    $ 35,922   71.0%
Commercial, Financial, and Agriculture     11,923   21.5%      10,316   20.4%
Consumer and other                          5,253    9.5%       4,326    8.6%

Total loans, gross                       $ 55,548  100.0%    $ 50,564  100.0%

Note  (3)  Allowance for Loan Losses

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

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


Activity in the allowance for loan losses from January 1 through March 31 follows: (dollars in thousands)

                                        1998                1997
Balance,   January 1,                $    431            $    354
Recoveries                                 46                   0
Chargeoffs                                 21                 173
Provision charged to expense             (96)                 198

Balance,   March 31,                 $    360            $    379

Note  (4)  Investment Securities

Investment securities are carried at cost, adjusted for amortization of premiums or accretion of discounts. The amortized cost and estimated fair value of investments in securities are as follows:

                                   March 31, 1998        December 31, 1997

                               Amortized   Estimated    Amortized  Estimated
                                  Cost     Fair Value      Cost    Fair Value
Debt Securities:                           (dollars in thousands)
U.S. Government Agencies        $  1,476   $  1,439     $   1,474  $  1,429
Mortgaged-Backed  Securities       1,372      1,363         1,762     1,747
Other                                251        250           251       250

Total Securities                $  3,099   $  3,052     $   3,487  $  3,426


The amortized cost and estimated fair value of debt securities by contractual maturity, are shown below. Debt securities with maturities greater than ten years include $1,000,000 in amortized cost adjustable rate issues with the balance in fixed rate mortgage backed obligations which have significantly shorter expected maturities as a result of prepayments.

                                    March 31, 1998     December 31, 1997

                            Amortized   Estimated     Amortized    Estimated
                              Cost      Fair Value       Cost      Fair Value
                                           (dollars in thousands)
Due in One Year or Less     $  1,521    $  1,515     $  1,848      $  1,837
From One to Five Years           803         797          858           849
From Five to Ten Years           775         740          477           441
Due After Ten Years                0           0          304           299

                            $  3,099    $  3,052     $  3,487      $  3,426

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note  (5)  Securities Available-for-Sale

The amortized cost and estimated fair value of securities available-for-sale as of March 31, 1998 and December 31, 1997 are as follows:

                                   March 31, 1998       December 31, 1997

                              Amortized   Estimated   Amortized    Estimated
                                 Cost     Fair Value     Cost     Fair Value
                                         (dollars in thousands)
U.S. Government Agencies      $  1,101    $  1,105     $  1,101    $  1,104
Mortgage Backed Securities       4,248       4,150        4,396       4,265
Other                              387         387          427         427

Total Securities              $  5,736    $  5,642     $  5,924    $  5,796

The amortized cost and estimated fair value of debt securities by contractual maturity, are shown below. Debt securities with maturities greater than ten years are all adjustable rate issues or fixed rate mortgage-backed obligations that have significantly shorter expected maturities as a result of prepayments.

                                  March 31, 1998         December 31, 1997
                               Amortized  Estimated     Amortized   Estimated
                                 Cost     Fair Value       Cost     Fair Value
                                             (dollars in thousands)
Due in One Year or Less       $  1,101    $  1,105      $    500   $    498
Due in One to Five Years             0           0           601        606
Due from Five to Ten Years       1,944       1,884           206        197
Due After Ten Years              2,304       2,266         4,190      4,068
Other                              387         387           427        427

Total Securities              $  5,736    $  5,642      $  5,924   $  5,796

From January 1, 1998 through March 31, 1998 securities that matured or were prepaid aggregated $ 531,780. No securities were purchased. Securities available-for-sale had an unrealized market value loss of $141,000 as of March 31, 1998.


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

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Financial instruments at March 31, 1998 consisted of commitments to extend credit approximating $7,790,000, and letters of credit of $75,000.

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

Note (7) Year 2000

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The
"year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct, and test the systems for the year 2000 compliance. It is anticipated that all necessary modifications and testing will be completed by December 31, 1998. To date, confirmations have been received from the Bank's primary processing vendors that their software is now year 2000 compliant or that year 2000 compliant upgrades will be delivered by October, 1998. Management has not yet completed their assessment of the compliance expense for the year 2000 and related potential effect on the Bank's earnings.

         CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Citrus Financial Services, Inc. is a one bank holding company with consolidated assets of $72,844,000 at the end of the first quarter of 1998. The consolidated company has grown from $69,098,000 since December 31, 1997 and has increased net income from a $46,000 first quarter loss in 1997 to a record first quarter net earnings of $214,000 through March 31, 1998. Loan recoveries and problem loan resolutions account for credit provisions for loan losses and increases in net interest income for the first quarter's results.

STATEMENT OF CONDITION ANALYSIS

The Company's consolidated assets have continued to expand and aggregated $72,844,000 at the first quarter=s end. Deposits grew 5% during this quarter for an increase in deposits of $3,401,000 and totaled $66 million at March 31, 1998. Management expects continued deposit growth throughout 1998 and anticipates deposit growth to exceed $650,000 per month for the year. The Company's prospects for deposit growth are heightened with the continued growth of the banking centers in Sebastian, Florida and in Barefoot Bay, Florida. In addition, the additional deposit gathering activities of the Bank's armored car service is expected to enhance commercial deposit growth.

The deposit mix continues to reflect management's focus on noninterest bearing deposits. The deposit portfolio now has 18% of total deposits so represented. NOW and money market accounts are now 6% each in the mix of total deposits. Certificates of deposits, while reduced by 3% of total deposits, still represents 61% of aggregate deposit balances. Management will continue its focus on less costly deposits for the remainder of 1998.

The following schedule illustrates this deposit mix change using monthly average consolidated deposit aggregates:

                               Average Monthly Deposit Mix Comparison

      Deposit Types              3/98         Change           12/97
Demand Deposits                  17.7%          4.1%           13.6%
NOW Accounts                      5.7%         -0.4%            6.1%
Money Market Accounts             5.5%         -1.2%            6.7%
Savings Deposits                 10.6%          0.5%           10.1%
Certificates of Deposit          60.5%         -3.0%           63.5%

Total loans aggregate $55,533,000 at the end of March, 1998, an increase of $4,995,000 from December 31, 1997. The first quarter's growth was 10%. Management continues to target the loan portfolio for growth during 1998 with increased outside sales efforts as the primary driving force.

Aggregate real estate loans at the end of March represented 69% of gross loans as compared to 71% at the end of 1997. Commercial non-real estate loans increased to 21.5% of gross loans from 20.4% on March 31, 1998. These movements are reflective of management's focus and development of commercial loan activities. Loans secured by real estate had the largest dollar change, up $2,450,000 from December 31, 1997; this increase is primarily residential real estate loans that are held for sale. Consumer loans have increased to 9.5% from 8.6% and dollar totals are up $927,000. Management has increased targets for growth in consumer loans during 1998 while maintaining their primary targeting of commercial loan growth.

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This change in the loan portfolio's mix together with management's recovery of previous loan losses and the resolution of other problem credits is reflected in the change in the reserve for loan losses. The reserve was decreased by $71,000, net of chargeoffs through March 31, 1998. While gross loans increased during the period, no commensurate increase in the reserve was needed as recoveries and reductions in identified problem credits more than offset any needed provision for the period. The reserve was .65% of total loans at March 31, 1998.

Future anticipations are for continued loan growth for the remainder of 1998. The continued development of the commercial and the real estate loan market is expected to be most productive.

In particular, the bank's loan operation has enhanced its full service mortgage loan activities that originates and sells mortgages in the secondary market as well as retaining mortgages for the bank's own loan portfolio. This activity generated $15,000 in real estate loan brokerage fees and $88,000 in interest income through the first quarter of 1998. With the continued decrease in interest rates, the need for these services has increased dramatically.

During 1998, the market value of securities available-for-sale has continued to decrease from $5,796,000 at December 31, 1997 to $5,642,000. As of March 31, 1998, the aggregate investment portfolio had decreased to $8,741,000. U.S. Government and Agency securities represent 97% of total securities. For March 1998, aggregate securities yielded 5.48% compared to 5.70% for 1997.
The decreased yield reflects decreased coupons on remaining securities. Bank management continues to curtail investment activities opting to invest growth into loans.

Reductions in the investment portfolio, largely from prepayments and maturities on mortgage-backed securities, were also invested in loan growth. Unrealized losses on securities available-for-sale totaled $117,000 as of March 31, 1998. Securities available-for-sale are recorded at market, in the aggregate, with any unrealized market value gains or losses taken through the Company's equity capital.

Management will continue to position the investment portfolio to best serve all the needs of the Company. Consideration will be given to current economic conditions and forecasts. The Company's adopted investment strategy coincides with the Company's overall strategies and market anticipations. At the end of March 1998, 45% of the aggregate investment portfolio had adjustable interest rates that would change with the market within a one-year time frame.

The Bank exhibits sufficient liquidity at the current time with $3,530,000 in cash and due from banks, $1,850,000 in unsecured Federal funds purchased line of credit with correspondent banks, and $5,642,000 in the market value of securities available for sale. In addition, the Bank has established $10,000,000 in lines of credit with the Federal Home Loan Bank (FHLB) to provide additional funding should the need arise. This relationship provides the bank an opportunity to fund loan growth with a borrowing that can match interest rate volatility. Such balanced funding limits the bank's exposure to interest rate risk. One FHLB borrowing is secured by the Bank's residential mortgage loan portfolio. Another FHLB line of credit has also been established to fund residential mortgage loans that will be sold into the secondary market and transferred to the permanent holder. These loans are normally held less than one month and are appropriately matched against this funding line of credit. This line is secured by investment securities. Management anticipates that these funding sources are adequate to meet anticipated needs.

As of March 31, 1998, capital represents 8.3% of assets while overnight cash and cash equivalents aggregate 7.4% of assets.

The Company's capitalization is measured by guidelines adopted by federal regulatory bodies. This capital adequacy measurement is known as risk-based capital and applies risk-weighted capital needs according to predetermined risk factors per category of asset. Assets or commitments with less potential risk require less supportive capital while those items considered to have greater risk potential require greater capital support. Under current regulatory guidelines the capital to

          CITRUS FINANCIAL SERVICES, INC. and SUBSIDIARY


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

risk-weighted assets requirement is 8%.  At March 31, 1998 the Company had a
risk-based capital to asset ratio of 12.11%.   Management expects to maintain
capital above the required level through earnings retention and management of the Company's mix of risk-weighted assets.


RESULTS OF OPERATIONS

The consolidated statement of operations for the three months ended March 31, 1998, reflects net income of $214,000. Net interest income for the three months ending March 31, 1998 compared favorably to the same period in 1997 showing an 18% or $128,000 improvement and growing to $852,000; adequate to cover heightened noninterest expenses of $705,000. As earning assets, particularly loans, and deposits have continued to grow increased net interest income has exceeded noninterest expenses adding to the Company's increased profitability. The Company's net interest income improvement reflects management's aggressive loan program, which has increased the yield on the Company's earning assets.

The Bank's net interest income to average earning assets (net interest margin) improved from 4.42% for 1997 to 4.75% for year to date March 31, 1998. The improving net interest margin reflects an increasing loan portfolio and a lower funding cost from the deposit portfolio mix changes. The Bank's continued investment in loans is reflected in its higher loan to deposit ratio which was increased from 80.4% on December 31, 1997 to 83.8% at the end of
March 31, 1998.   Management continues to actively solicit loans and price
loan products competitively to attract prudent loans with the goal of maintaining the current loan-to-deposit ratio while increasing the banks total assets.

                                 Net Interest      Non Interest
                                    Income             Expense
Three months ended 3/31/98      $   852,000         $   705,000
Three months ended 3/31/97          724,000             688,000

Noninterest expenses included in the three months ended March 31,1998 included normal operating overhead with the largest portion of the cost being salaries and benefits which aggregated $341,000 for the period ended March 31, 1998 and $317,000 for the period ended March 31, 1997. The small increase in salaries and benefits reflects the Company's efforts to control operating costs. Bank premises and equipment expenses together with other operating expenses make up the balance at $371,000 for the 1997 period and $364,000 for the 1998 period.

Using the current balance sheet, the current maturity schedule, and the forecasted balance sheet, management projects the worst-case scenario to be falling rates. Should the prime rate decrease to 6.5% from 8.50% during the next twelve months, net interest income could be reduced about $159,000. Conversely, if prime rates increased to 10.5% during the next twelve months, net interest income could be enhanced by approximately $200,000.

The Bank continues to engage an outside firm to provide management with monthly asset/liability position reports. These reports measure the Bank's vulnerability to interest rates should rates change in an adverse direction.
In addition, the future impact of these rate changes is measured over a twelve-month period using management's expectations as to future growth and mix. Meetings are held with the Bank's Asset/Liability Investment Committee to work with these reports and management's expectations to continue to control and monitor balance sheet mix and interest rate exposures.

                 CITRUS FINANCIAL SERVICES, INC.



PART II:        OTHER INFORMATION

                Item 1.  Legal Proceedings.
                         None.

                Item 2.  Changes In Securities.
                         None.

                Item 3.  Defaults upon Senior Securities.
                         None.

                Item 4.  Submission of Matters to a Vote of Security Holders.
                         None.

                Item 5.  Other Information.
                         None.

                Item 6.  Exhibits and Reports on Form 8-K.
                         A Form 8-K was filed April 28, 1998 regarding "Other Events", A 10% stock split.

                 CITRUS FINANCIAL SERVICES, INC.
                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Citrus Financial Services, Inc.



Date:  May 8, 1998                      /s/ Josh C. Cox, Jr.
                                        Josh C. Cox, Jr.
                                        President and CEO



Date:  May 8, 1998                      /s/ Henry O. Speight
                                        Henry O. Speight
                                        Chief Financial Officer