Form 10QSB
period 1998-06-30
CITRUS FINANCIAL SERVICES INC
filed 1998-08-26
CIK 852616

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.   20549
        __________________________________________________

                           FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR
                15 (D) OF THE SECURITIES EXCHANGE
                           ACT OF 1934

           For the Quarterly Period Ended June 30, 1998
                Commission File Number 33-29696-A
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
Yes     X            No          .

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

   Class                                    Outstanding as of August 8, 1998
Common Stock                                           952,296
Par Value $3.15 per share

                 CITRUS FINANCIAL SERVICES, INC.

                              INDEX


                                                                   PAGE
PART I:  FINANCIAL INFORMATION                                    NUMBER

  Item 1:  Financial Statements:
           Consolidated Condensed Balance Sheets June 30, 1998
           (Unaudited) and December 31, 1997                           1

           Consolidated Condensed Statements of Income for the
           Three Months and Six Months Ended June 30, 1998 and
           1997 (Unaudited)                                            2

           Consolidated Condensed Statements of Comprehensive
           Income for the Six Months Ended June 30, 1998 and
           1997 (Unaudited)                                            3

           Consolidated Condensed Statements of Cash Flows for
           the Six Months Ended June 30, 1998 and 1997 (Unaudited)     4

           Consolidated Statement of Changes in Stockholders'
           Equity for the Six Months Ended June 30, 1998 (Unaudited)   5

           Notes to Consolidated Condensed Financial Statements
           (Unaudited)                                              6-11

  Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        12

PART II:   OTHER INFORMATION                                          23

Signatures                                                            24

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS
           (Dollars in Thousands Except Per Share Data)

                                                June 30, 1998     December 31,
                                                  (Unaudited)        1997*
                              ASSETS
Cash and due from banks                           $     4,599     $     3,742
Federal funds sold                                      2,600           2,500
Interest-bearing deposits in other banks                    5              61
Investment securities:
   Available-for-sale at fair value                     5,262           5,796
   Held-to-maturity at amortized cost                   2,843           3,487
Loans receivable less allowance for credit losses      62,299          50,107
Bank premises and equipment - net                       2,555           2,471
Other real estate owned                                   390             390
Other assets                                              643             544

   TOTAL                                          $    81,196     $    69,098

               LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                            $    11,169     $    10,723
   NOW accounts                                         3,504           3,701
   Money market accounts                                3,171           4,095
   Savings accounts                                     7,405           5,993
   Time, $100,000 and over                             12,165           8,079
   Other time deposits                                 33,225          30,010

   Total deposits                                      70,639          62,601

Federal funds purchased and FHLB advances               3,872             433
Other accrued expenses and liabilities                    488             242

   Total liabilities                                   74,999          63,276

Commitments and contingencies                               -               -

                       STOCKHOLDERS' EQUITY
Preferred stock                                             -               -
Common stock                                            3,006           3,007
Additional paid-in capital                              3,150           3,149
Retained earnings (accumulated deficit)                   106           (238)
Treasury stock, at cost                                   (1)             (1)
Unrealized loss on available-for-sale securities         (64)            (95)
   Total stockholders' equity                           6,197           5,822

   TOTAL                                          $    81,196     $    69,098

Book value per common share                       $      6.51     $      6.11

Common shares outstanding, adjusted for
   stock dividend                                     952,296         952,296

*Condensed from December 31, 1997 audited consolidated balance sheet.
    The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
     CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
           (Dollars in Thousands Except Per Share Data)

                                    For the Three Months  For the Six Months
                                    Ended June 30, 1998   Ended June 30, 1997
Interest and fees on loans          $   1,453  $   1,186  $   2,772  $   2,360
Investment income on investment
   securities and interest-bearing
   deposits in other banks                107        139        232        275
Federal funds sold                         14         40         53         74

   Total interest income                1,574      1,365      3,057      2,709

Interest on deposits                      661        602      1,286      1,205
Other                                      24          9         30         26

   Total interest expense                 685        611      1,316      1,231

   Net interest income before
     provision for credit losses          889        754      1,741      1,478

Provision for credit losses                47         14       (49)        212

   Net interest income                    842        740      1,790      1,266

Fees and service charges                   94         87        187        168
Other income                               15          6         22         14
   Total other income                     109         93        209        182

Other expenses:
   Salaries and employee benefits         370        335        711        652
   Expenses of bank premises and
     fixed assets                         127        118        255        232
   Other operating expenses               245        306        481        563

   Total other expenses                   742        759      1,447      1,447

Income before provision for income
   taxes                                  209         74        552          1

Provision for income taxes                 78         27        207          -

Net income                          $     131  $      47  $     345  $       1


Weighted average common shares
     outstanding during period:
   Basic                              952,296    857,114    952,296    857,114
   Fully diluted                    1,148,746  1,053,564  1,148,746  1,053,564

Earnings per share:
   Basic                            $     .14  $     .05  $     .36  $       -
   Fully diluted                    $     .11  $     .04  $     .30  $       -

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
               CONSOLIDATED CONDENSED STATEMENTS OF
                 COMPREHENSIVE INCOME (UNAUDITED)
                      (Dollars in Thousands)

                                                    For the Six Months Ended
                                                           June 30,
                                                     1998              1997
Net income                                        $      345       $      1

Other comprehensive income, net of tax:
  Unrealized holding gains arising during period          34             40
  Less: reclassification adjustment for gains
     included in net income during the period            (3)              -

     Total                                                31             40

Comprehensive income                              $      376       $     41

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      (Dollars in Thousands)

                                                   For the Six Months Ended
                                                           June 30,
                                                      1998            1997
Net cash provided (used) by operating activities   $   (2,297)     $    2,735

Cash flows from investing activities:
  Net (increase) decrease in:
     Investment securities                               1,178          (204)
     Interest-bearing deposits in other banks               56             99
     Loans                                             (9,289)        (2,732)
  Purchases of bank premises and equipment, net          (167)           (31)

       Net cash used by investing activities           (8,222)        (2,868)

Cash flows from financing activities:
  Net increase (decrease) in deposits                    8,038          (363)
  Advances (repayment) of FHLB advances, net             3,439          (561)
  Issuance of common stock upon exercise of stock
      options                                                -             82
  Cash paid in lieu of fractional shares                   (1)              -

       Net cash provided (used) by financing
           activities                                   11,476          (842)
Increase (decrease) in cash and cash equivalents           957          (975)

Cash and cash equivalents at January 1                   6,242          2,514
Cash and cash equivalents at June 30                $    7,199     $    1,539

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                               Net
                                                            Unrealized
                                                             Holding
                                                              Gains    Total
                                   Additional                (Losses)  Stock-
                     Common Stock    Paid-In Retained Treasury  on    holders'
                     Shares  Amount  Capital Earnings  Stock Securities Equity
                                    (Dollars in Thousands)

Balance,
  December 31, 1997   865,961 $ 3,007  $ 3,149  $ (238)  $ (1)  $ (95) $ 5,822

  Stock issued for
    stock split and
    par value
    reduction
    (rounded)          86,467     (1)        1       -      -       -       -
  Cash in lieu of
     fractional shares      -      -         -     (1)      -       -     (1)
  Comprehensive income:
     Net income             -      -         -     345      -       -       -
     Net change in
      unrealized
      holding gains
      on securities         -      -         -       -      -      31       -

     Total comprehensive
     income                 -      -         -       -      -       -     376

Balance,
  June 30, 1998       952,428 $ 3,006  $ 3,150  $  106  $ (1)  $ (64) $ 6,197

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                          JUNE 30, 1998


NOTE 1 - ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Citrus Financial Services, Inc. (the "Company") and its wholly owned subsidiary Citrus Bank, N.A. (the "Bank"). The information contained in the financial statements is unaudited. In the opinion of management, all adjustments have been made (consisting only of normal recurring accruals) necessary to present a fair statement of the results for interim periods. The results for interim periods are not necessarily indicative of trends or results which may be expected for a full year. It is suggested that these financial statements and notes be read in conjunction with the Company's financial statements for the year ended December 31, 1997.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans ("Other Real Estate Owned"). In connection with the determination of the allowances for credit losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and foreclosed real estate. Such agencies may require the Banks to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

Fair Value of Financial Instruments

Financial instruments of the Company consist of cash, due from banks, Federal funds sold, investment securities, loans receivable, accrued interest receivable, deposits, Federal funds purchased, other borrowings, accrued interest payable, and off-balance sheet commitments such as commitments to extend credit and standby letters of credit. On an interim basis, management considers the cost of providing estimated fair values by each class of financial instrument to exceed the benefits derived. In management's opinion, the carrying amount of financial instruments approximates fair value.

Investment Securities

The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 applies to all debt securities and to equity securities that have readily determinable fair values. SFAS 115 requires the Company to carry its securities classified "available-for-sale" at fair market value. The Company's investment in securities are classified in two categories and accounted for as follows:

     Available-for-Sale. Securities available-for-sale consist of bonds, notes, debentures, and certain equity securities not classified as trading securities or as securities held-to-maturity.

     Held-to-Maturity. Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost and adjusted for amortization of premiums and accretion of discounts. Such adjustments are recognized in interest income using the interest method over the period to maturity.

              CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             June 30, 1998


NOTE 1 - ACCOUNTING POLICIES (Continued)

Unrealized holding gains and losses, net of tax, on securities available-for-sale are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

Mortgage-backed Securities

Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts are amortized using methods approximating the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Should any be sold, cost of securities sold is determined using the specific identification method.

Loans

Loans are stated at unpaid principal balances, less the allowance for credit losses and net deferred loan fees and unearned discounts. Unearned discounts on installment loans are recognized as income over the term of the loans using a method that approximates the interest method. Nonrefundable loan fees and certain direct loan origination costs are deferred and the net amount is recognized into income over the life of the loans as a yield adjustment.

The Company has adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). For loans considered impaired under SFAS 114, the Company is required to compute the present value of expected cash flows from the impaired loan and adjust credit losses accordingly. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

The allowance for credit losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other information. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method over the estimated useful lives of the assets. For income tax purposes, the Company utilizes straight-line and accelerated depreciation methods.

             CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                          JUNE 30, 1998


NOTE 1 - ACCOUNTING POLICIES (Continued)


Other Real Estate Owned

Foreclosed real estate includes formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the Banks have taken possession, regardless of whether formal foreclosure proceedings have taken place.

At the time of foreclosure, foreclosed real estate is recorded at the lower of the Company's cost or the asset's fair value less costs to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at date of acquisition are charged to the allowance for credit losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs incurred in maintaining foreclosed real estate and subsequent write-downs to reflect declines in the fair value of the property are included in income (loss) on foreclosed real estate.

Interest Income on Loans

Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed.

Employee Benefits

Profit-sharing costs are charged to salaries and employee benefits expense and are funded as accrued.

Income Taxes

Deferred income taxes are provided for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. The principal temporary differences are depreciation and amortization, loan loss provisions, the use of cash basis accounting for income tax purposes, and unrealized gain (loss) on securities available-for-sale.

Off-Balance-Sheet Financial Instruments

In the ordinary course of business, the Banks have entered into off-balance-sheet financial instruments consisting of commitments to extend credit and commercial and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated condensed statements of cash flows, cash and cash equivalents are defined as those amounts included in the consolidated condensed balance sheets' caption "Cash and due from banks" and "Federal funds sold."

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                          JUNE 30, 1998


NOTE 1 - ACCOUNTING POLICIES (Continued)

Financial Reporting

In February 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which requires the disclosure of basic earnings per share, in replacement of primary earnings per share, and diluted earnings per share, in replacement of fully diluted earnings per share. Primary earnings per share is based on the weighted average number of shares of common stock outstanding and the dilutive effect of options and other common stock equivalents. Basic earnings per share does not consider any dilution. Diluted earnings per share is similar to fully diluted earnings per share, which considers all potentially dilutive securities. SFAS 128 becomes effective with annual and interim financial statements for periods ending after December 15, 1997. Upon initial application of SFAS 128, all earnings per share data presented for prior periods must be restated to conform to the new standard. The Company adopted SFAS 128 during the second quarter of 1998.

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"
("SFAS 130"), which requires an entity to report its change in equity during the period from transactions and events other than those resulting from investments by and distributions to owners. All items that are recognized as comprehensive income are required to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 becomes effective with annual and interim financial statements for periods ending after December 15, 1997. The company adopted SFAS 130 during the second quarter of 1998.

NOTE 2 - LOANS

Loans consisted of (dollars in thousands):

                                             June 30,          December 31,
                                               1998               1997
     Real estate                         $     46,228         $     35,922
     Commercial loans                          11,879               10,330
     Consumer loans                             4,600                4,312
       Total loans, gross                      62,707               50,564
     Unearned income and deferred fees          (  3)                ( 26)
     Allowance for credit losses              (  405)               ( 431)
       Net loans                         $     62,299         $     50,107

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES

The Company's Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for credit losses. In addition to reviews by regulatory agencies and the Company's certified public accountants, the services of outside lending professionals have been engaged to assist in the valuation of credit quality and loan administration. These professionals compliment the system implemented by the Company which identifies potential problem credits as early as possible, categorizes the credits as to risk, and puts a reporting process in place to monitor the progress of the credits.

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                          JUNE 30, 1998


NOTE 3 - ALLOWANCE FOR CREDIT LOSSES (Continued)

The Company maintains the allowance for credit losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for credit losses follows (dollars in thousands):

                                             Six Months        Twelve Months
                                            Ended June 30,  Ended December 31,
                                                 1998              1997
     Balance, beginning of period           $      431         $      354
     Recoveries                                     44                 20
     Charge-offs                                  (21)              (212)
     Provision charged (credited) to
          operations                              (49)                269

     Balance, end of period                 $      405         $      431

During the first quarter of 1998, the Company settled litigation involving a significant problem credit. As a result of this settlement, the Company recorded a credit provision of $96,000 for the quarter ended March 31, 1998. The OCC had previously mandated that this credit be written down prior to resolution of the Company's lawsuit against the borrower. While management disagreed with the amount of the adjustment made in 1997, the effect on financial condition and results of operations was not considered material.

NOTE 4 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit, and interest rate risk in excess of the amounts recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

Financial instruments at June 30, 1998, consisted of commitments to extend credit approximating $9.6 million and letters of credit of $175,000.

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

NOTE 5 - STOCK SPLIT

On April 27, 1998, the Company's Board of Directors declared a stock split payable at a rate of 10% of shares issued and outstanding to stockholders of record on May 8, 1998, payable May 31, 1998. Cash in lieu of fractional shares was paid at the rate of $6.38 per share. The total cash paid in lieu of fractional shares amounted to less than $1,000.

The majority of the Company's shareholders are either directors, officers, or employees, and there is a presumption that these parties have intimate knowledge of the affairs of the Company. Since the Company is a closely-held registrant, and the Board of Directors has clearly stated that this distribution is a stock split and their intent is such, the need to transfer retained earnings does not exist. Accordingly, this stock split was not accounted for as a stock dividend as is generally the case for stock splits less than 20% to 25%.

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                          JUNE 30, 1998


NOTE 6 - YEAR 2000

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct, and test their systems for the year 2000 compliance. It is anticipated that all necessary modifications and testing will be completed by December 31, 1998. To date, confirmations have been received from the Bank's primary processing vendors that their software is now year 2000 compliant or that year 2000 compliant upgrades will be delivered by October, 1998. Management has not yet completed their assessment of the compliance expense for the year 2000 and related potential effect on the Bank's earnings. It is recognized that any year 2000 compliance failures could result in additional expense to the Company.

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Citrus Financial Services, Inc. (the "Company") is a registered bank holding company under the federal Bank Holding Company Act of 1956, as amended, and owns 100% of the issued and outstanding common stock of Citrus Bank, N.A., Vero Beach, Florida (the "Bank"). The Company was incorporated under the laws of the State of Florida on May 19, 1989, to enhance the Bank's ability to serve its future customers' requirements for financial services. The holding company provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

     The Bank commenced business operations on April 13, 1990, in a permanent facility located at the corner of Indian River Boulevard and 17th Street, Vero Beach, Florida. The facility is a three-story office condominium, the first floor of which is owned by the Bank. The Bank operates a branch office at 1020 U.S. 1, Sebastian, Florida, which commenced operations in February 1993 and another branch office located at 1020 Buttonwood Street, Barefoot Bay, Florida, which commenced operations in September 1996.

     The Bank is a full service commercial bank, without trust powers. The Bank offers a full range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as U.S. Savings Bonds, travelers checks, safe deposit boxes and lockers, bank by mail services, direct deposit services, automatic teller services, and secondary mortgage loan origination services (as a FNMA approved mortgage lender). The Bank recently offered an armored car service for its commercial customers for whom service is provided by the Company.

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

     The Bank is in competition with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have, over the years, engaged more and more in providing services which have historically been traditional banking services. Due to the growth of the Bank's primary service area, it is anticipated that competition will increase because of new entrants to the market.

Liquidity and Capital Resources

     To the best knowledge of management, there are no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Primary liquidity rests in balances due from other depository institutions and federal funds sold which can be converted to cash the same day. These balances aggregate $7,199,000 or 9% of total assets at June 30, 1998. Additional liquidity is available through established federal funds purchase agreements which aggregate $1,750,000 and by lines of credit with the Federal Home Loan Bank of Atlanta which enables the Company to borrow up to $10,000,000. As of June 30, 1998, the Company had drawn $3,500,000 under these lines.

     Management currently expects to increase the Bank's loan portfolio to achieve higher earnings. These increases are projected to be funded by traditional bank deposit increases. Nonetheless, federal funds purchased, borrowings, lines of credit and other liquidity considerations will be maintained to provide the Company adequate liquidity for the future. For example, commitments to extend credit totaled $9,783,000 at June 30, 1998. If all such commitments were to materialize, they would be funded primarily from deposit growth and federal funds sold balances.

     During the fourth quarter of 1997, Citrus Bank, through its one-bank holding company, Citrus Financial Services, Inc. began an armored car service for the Bank's clientele. This service provides enhanced opportunity to develop the commercial deposit market while, at the same time, providing the Bank's customers with a safe, labor-saving alternative to driving their deposits to the Bank. Trained and licensed armed guards are employed to facilitate this service in a safe and professional manner. Currently, this service is operated only in Indian River County but still provides geographical access to commercial clients that would otherwise be difficult to service.

Year 2000 Compliance

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct, and test their systems for the year 2000 compliance. It is anticipated that all necessary modifications and testing will be completed by December 31, 1998. To date, confirmations have been received from the Bank's primary processing vendors that their software is now year 2000 compliant or that year 2000 compliant upgrades will be delivered by October, 1998. Management has not yet completed their assessment of the compliance expense for the year 2000 and related potential effect on the Bank's earnings. It is recognized that any year 2000 compliance failures could result in additional expense to the Company.

Credit Risk

     The Company's primary business includes making commercial, business, consumer, and real estate loans. This activity entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond the control of the Company. While underwriting guidelines and credit review procedures have been instituted to protect the Company from avoidable credit losses, some losses will inevitably occur.

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     The following table sets forth certain information on nonaccrual loans and real estate owned, the ratio of such loans and real estate owned to total assets as of the dates indicated, and certain other related information:

                                           At June 30,        At December 31,
                                              1998                 1997
                                                (Dollars in thousands)
Nonaccrual loans:
  Real estate loans                         $      -            $    601
  Installment loans                               10                  10
  Credit card and related plans                    -                   -
  Commercial and all other loans                  83                 172

  Total nonaccrual loans                          93                 783

Accruing loans over 90 days delinquent:
  Real estate loans                              229                 336
  Installment loans                               17                   5
  Credit card and related plans                    -                   -
  Commercial and all other loans                  85                   -

  Total accrual loans over 90 days delinquent    331                 341

Troubled debt restructurings past due over 30
  days and not included above                      -                   -

  Total nonperforming loans                      424               1,124

Other real estate owned:
  Real estate acquired by foreclosure or deed
  in lieu of foreclosure                         390                 390

  Total nonperforming loans and other real
     estate owned                           $    814            $  1,514

Total nonperforming loans as a percentage
   of total loans                               0.7%                2.2%

Total nonperforming loans as a percentage
   of total assets                              0.5%                1.7%

Total nonperforming loans and other real
   estate owned as a percentage of total
   assets                                       1.0%                2.3%

     A loan is considered impaired when, according to the contractual terms of the contract, it is probable that the Company will be unable to collect all amounts due. At June 30, 1998, the Company had no loans classified as impaired.

     The following table sets forth the information with respect to activity in the Company's allowance for credit losses during the periods indicated:

                    [TABLE FOLLOWS THIS PAGE]

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                                             At June 30,         December 31,
                                                1998                1997
                                                (Dollars in thousands)

Allowance at beginning of period              $    431            $    354

Charge-offs:
  Real estate loans                                  -                 167
  Installment loans                                 18                  19
  Credit cards and related plans                     3                  16
  Commercial and all other loans                     -                  10

  Total charge-offs                                 21                 212

Recoveries:
  Real estate loans                                 40                   -
  Installment loans                                  3                  15
  Credit cards and related plans                     -                   5
  Commercial and all other loans                     1                   -

  Total recoveries                                  44                  20


Provision for credit losses charged
     (credited) to operations                     (49)                 269

Allowance at end of period                    $    405            $    431

Ratio of net charge-offs during the period
  to average loans outstanding during the
  period                                         -0.1%                0.4%

Loan Portfolio Composition

  Residential real estate loans comprise the largest group of loans in the Company's portfolio amounting to $31.4 million, or 50% of the total loan portfolio as of June 30, 1998, of which approximately 91% are first mortgage loans.

  Commercial real estate loans comprise the second largest group of loans in the Company's loan portfolio, amounting to $14.8 million or 24% of the total loan portfolio as of June 30, 1998. As of June 30, 1998, commercial and consumer loans amounted to $11.9 million and $4.6 million, respectively, or 19% and 7% of the total loan portfolio, respectively.

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Investments

     The investment portfolio is comprised primarily of U.S. Treasury and U.S. Government agency securities and mortgage-backed securities. According to Financial Accounting Standards No. 115, investment portfolio is categorized as either "held-to-maturity," "available-for-sale," or "trading." Investments held-to-maturity represent those investments which the Company has the positive intent and ability to hold to maturity. These investments are carried at amortized cost. Investments available-for-sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These investments are reported at fair market value with unrealized gains and losses being reported as a separate component of stockholders' equity, net of income taxes. Trading securities are held primarily for resale and are recorded at their fair values. Unrealized gains or losses on trading securities are included immediately in earnings. At
June 30, 1998, the Company had no securities categorized as trading.

       The following table sets forth the carrying value of the Company's investment portfolio (dollars in thousands):

                                                At June 30,    At December 31,
                                                   1998             1997
     Securities available-for-sale:
       U. S. Government agency securities       $   1,100        $   1,104
       Mortgage-backed securities                   3,568            4,265
       Other                                          594              427

          Total                                 $   5,262        $   5,796

     Securities held-to-maturity:

       U. S. Government agency securities       $   1,479        $    1,474
       Mortgage-backed securities                   1,114             1,762
       Other                                          250               251

          Total                                 $   2,843        $    3,487

Market Risk

  Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 14 to Consolidated Financial Statements for the year ended December 31, 1997.

  The Company's primary objective is managing interest-rate risk to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest-rate risk. However, a sudden and substantial increase in interest rates may adversely impact the Company's earnings, to the extent that the interest rate borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company does not engage in trading activities.

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


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

     Management utilizes a simulation model provided by an independent consultant to project, on a dynamic basis, the impact of changing interest rates in three different assumption models. The first assumption considers the effect of increasing interest rates in excess of what is actually anticipated, the second considers interest rate movements that are generally anticipated in the marketplace, and the third considers movements of decreasing interest rates in excess of what is expected. These three scenarios are then measured against the Bank's growth and inflation budgets and the result is reflected in the amount of change in net interest income. That change then quantifies the anticipated risks of the institution to changing interest rates. Since these projections are updated monthly, management has timely anticipations of events that may have an adverse impact on the institution. Management then begins to make changes in deposit and loan terms to manage the volatility of interest rate risks. During 1997, as well as during the six months ended June 30, 1998, management was continuously adjusting to somewhat decreasing interest rates to limit interest rate risk and reduce the dollar impact of falling interest rates. While this management position is less likely to produce record interest rate spreads, it limits the institution's exposure to large changes in interest rates should interest rates move dramatically against the institution's interest rate position. The Company's cumulative one-year gap at June 30, 1998, was a negative 14.4% of assets.

Deposits and Other Sources of Funds

     General. In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, and securities sold under agreements to repurchase. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels, and are also used to fund the origination of mortgage loans designated to be sold in the secondary markets.

     Deposits. Deposits are attracted principally from the Company's Primary Geographical Market. The Company offers a broad selection of deposit instruments including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificate accounts, and retirement savings plans (such as IRA accounts). Certificate of deposit rates are set to encourage longer maturities as cost and market conditions will allow. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate offered.

     The Company has emphasized commercial loan and deposit relationships in an effort to increase demand deposits as a percentage of total deposits. The Company's courier service began operations in the fourth quarter of 1997. The courier service will serve the Company's business customers primarily in Indian River County.

     Management sets the deposit interest rates weekly based on a review of deposit flows for the previous week, and a survey of rates among direct competitors and other financial institutions in Florida.

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The following table shows the distribution of, and certain other information relating to, the Company's deposit accounts by type at the date indicated (dollars in thousands):

                                At June 30,        At December 31,
                                  1998                 1997

                                    Percent of             Percent of
                             Amount    Total      Amount      Total
  Demand deposits           $ 11,169    15.8%    $ 10,723     17.1%
  NOW deposits                 3,504     4.9%       3,701      5.9%
  Money-market deposits        3,171     4.5%       4,095      6.5%
  Savings deposits             7,405    10.5%       5,993      9.6%
  Certificates of deposit     45,390    64.3%      38,089     60.9%

  Total deposits            $ 70,639   100.0%    $ 62,601    100.0%

Results of Operations

  The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest-rate spread") and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest-rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. In addition, the Company's net earnings are also affected by the level of nonperforming loans and foreclosed real estate, as well as the level of its non-interest income, and its non-interest expenses, such as salaries and employee benefits, occupancy and equipment costs and income taxes.

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


  The following table sets forth, for the periods indicated, information regarding: (I) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin. Average balances are based on average daily balances.

                                     For the Six Months Ended June 30,
                                        1998                    1997

                                    Interest Average          Interest Average
                            Average    and   Yield/  Average     and    Yield/
                            Balance Dividends Rate   Balance  Dividends  Rate
                                         (Dollars in Thousands)
Interest-earning assets:
  Interest-earning deposits $     46 $     1  4.3%    $      40 $     1   5.0%
  Taxable securities           8,578     231  5.4%        9,422     274   5.8%
  Federal funds sold           1,965      53  5.4%        2,822      74   5.2%
  Net loans                   55,781   2,772  9.9%       49,836   2,360   9.5%

    Total interest-earning
        assets                66,370   3,057  9.2%       62,120   2,709   8.7%

Noninterest-earning assets     6,820                      5,231
  Total assets              $ 73,190                   $ 67,351


Interest-bearing liabilities:
  NOW and money market
        deposits            $  7,403      72  1.9%     $  7,307      72   2.0%
  Savings                      6,990     116  3.3%        4,047      59   2.9%
  Time deposits               40,312   1,098  5.4%       40,597   1,074   5.3%
  Other borrowings             1,055      30  5.7%          902      26   5.8%

    Total interest-bearing
        liabilities           55,760   1,316  4.7%       52,853   1,231   4.7%
Noninterest bearing
        liabilities           11,646                      8,958
Stockholders' equity           5,784                      5,540

    Total liabilities
        and stockholders'
        equity              $ 73,190                   $ 67,351

Net interest/dividend income         $ 1,741                    $ 1,478

Interest-rate spread (1)                      4.5%                        4.1%
Net interest margin (2)                       5.2%                        4.8%
Ratio of average interest-
  earning assets to average
  interest-bearing
  liabilities                 119.0%                     117.5%

(1) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin is net interest income divided by average interest-earning assets.

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Rate/Volume Analysis

  The following table sets forth certain information regarding changes in interest income and interest expenses for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (I) changes in rate (change in rate multiplied by prior volume); (ii) changes in volume (change in volume multiplied by prior rate); and (iii) changes in rate-volume (change in rate multiplied by change in volume).

                                      For the Six Months Ended June 30, 1998
                                      vs. the Six Months Ended June 30, 1997
                                            Increase (Decrease) Due to:

                                                            Rate/
                                       Volume     Rate      Volume    Total
                                               (Dollars in Thousands)
Interest-earning assets:
  Interest-earning deposits        $    -    $    -      $   -       $    -
  Taxable securities                  (25)      (20)          2         (43)
Federal funds sold                    (22)         2        (1)         (21)
  Net loans                            282       117         13          412

    Total interest-earning assets      235        99         14          348

Interest-bearing liabilities:
  NOW and money-market deposits          1       (1)         -            -
  Savings                               43         8          6           57
  Time deposits                        (8)        32         -            24
  Other borrowings                       4         -         -             4

    Total interest-bearing liabilities  40        39          6           85

    Net interest/dividend income   $   195   $    60     $    8       $  263


Comparison of the three months Ended June 30, 1998 and 1997

  General. Net income for the three months ended June 30, 1998, was $131,000 or $.14 per basic share ($.11 per diluted share) compared to a net income of $47,000, or $.05 per basic share ($.04 per diluted share), for the three months ended June 30, 1997. This improvement in the Company's net operating results was primarily due to an increase in net interest income of $102,000, or 14%, over the same period in 1997. This increase was attributable to a 15% improvement in total interest income.

  Interest Income and Expense. Interest income increased from $1,365,000 for the three months ended June 30, 1997 to $1,574,000 for the same period in 1998 or $209,000. Interest and fees on loans increased $267,000 as average loan balances increased from $49 million for the three months ended June 30, 1997 to $59 million for 1998 as well as an increase in the weighted-average yield of 12 basis points. Interest on securities and interest-bearing deposits in other banks declined $32,000 from a decline in these average balances that aggregated $1.2 million as the average balances were reduced from

           CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

$9.7 million for the three months ended June 30, 1997 to $8.5 million for the period ended June 30, 1998. The weighted-average yields were reduced from 5.30% to 5.19% for the same respective periods. Interest income on federal funds sold decreased $26,000 as a result of a decline in the average balances outstanding for 1997 of $2.9 million as compared with $934 thousand for the same period in 1998. An increase in the weighted-average yield of federal funds sold of 73 basis points partially offset the decline in volume.

  Interest expense increased $74,000 in 1998 compared to 1997. Interest expense increased due to an increase in average deposits from $52 million to $56 million. There was an overall rise in the cost of interest-bearing deposits from 4.61% to 4.73% but the large increase in noninterest-bearing deposits actually reduced on aggregate deposits from 3.96% for the period in 1997 and 3.94% for the 1998 period. Average noninterest-bearing deposits increased during this period from $8.7 million for the period ending
June 30, 1997, to $11.2 million for the period ending June 30, 1998.

  Provision for Credit Losses. The provision for credit losses was charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amounts of nonperforming loans, and general economic conditions. Particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. Management believes that the allowance for credit losses of $405,000 is adequate at June 30, 1998.

  Other Income. Other income increased from $93,000 for the three months ending June 30, 1997, to $109,000 for the three months ending June 30, 1998. Increased service charges and other income related to increased transaction deposit activity is responsible for the $16,000 or 17% increase.

  Other Expenses. Total other expenses decreased $17,000 moving from $759,000 for 1997 to $742,000 for 1998. Salaries and benefits increased $35,000 reflecting additional employees. Expenses of bank premises and fixed assets increased $9,000 reflecting additions to equipment and related costs. Other operating expenses were reduced $61,000 primarily from the reduction of legal fees with the resolution of two problem credits.

Comparison of the Six Months Ended June 30, 1998 and 1997

  General. Net income for the six months ended June 30, 1998, was $345,000 or $.36 per basic share ($.30 per diluted share) compared to a net income of $1,000, or $-0- per basic and diluted share, for the six months ended
June 30, 1997. This improvement in the Company's net operating results was primarily due to an increase in net interest income of $524,000, or 41%, over the same period in 1997. The increase in net interest income was attributable to a 13% increase in total interest income and the favorable settlement of a problem credit, which resulted in a decline in the provision for loan losses from $212,000 in 1997 to $(49,000) in 1998. (For a more detailed discussion of this matter, see Note 3 of the Notes to Consolidated Condensed Financial Statements for the Unaudited Interim Financial Statements.)

  Interest Income and Expense. Interest income increased by $348,000 from $2.7 million for the six months ended June 30, 1997, to $3.1 million for the six months ended June 30, 1998. Interest income on loans increased $412,000 due to an increase in the average loan portfolio balance from $49.8 million for the six months ended June 30, 1997, to $55.8 million for 1998, as well as an increase in the weighted-average yield of 40 basis points. Interest on securities and interest-bearing deposits in other banks declined $43,000 due to a decline in the average portfolio balances from $9.5 million for the six months ended June 30, 1997, to $8.6 million for 1998, and a decline in the weighted-average yields of 70 and 40 basis points for interest-earning deposits and securities, respectively. Interest income from federal funds sold decreased $21,000 as a result of a decline in the average balances outstanding for 1997 of $2.8 million as compared with $2.0 million for the same period in 1998. An increase in the weighted-average yield of federal funds sold of 20 basis points partially offset the decline in volume.

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


  Interest expense increased $85,000 in 1998 compared to 1997. Interest expense increased due to an increase in average deposits from $52.9 million to $55.8 million from 1997 to 1998. Although there was an overall rise in the weighted-average yield of total interest-earning assets of 50 basis points, the overall rise in interest rates paid on deposits in the industry was offset by a favorable shift in the deposit mix of the Company.

  Provision for Credit Losses. The provision for credit losses was charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. Management believes that the allowance for credit losses of $405,000 is adequate at June 30, 1998.

  Other Income. Other income increased from $182,000 in 1997 to $209,000 in 1998 primarily because of increased service charges and other income related to the increased transaction deposit accounts, which increased 18% from June 30, 1997, to June 30, 1998.

  Other Expenses.  Total other expenses were flat for the six months ended
June 30, 1998, as compared with the same period for 1997. Increases in employee compensation and benefits of $59,000 were due to additional employees and normal salary and benefit increases. All other operating expenses declined $82,000, primarily due to reduced legal and professional costs associated with the resolution of two problem credits.

  Income Taxes. The income tax provision was $207,000 (an effective rate of 37.5%) for 1998 compared to no amount for 1997.

Future Accounting Requirements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS133"), which addresses the accounting for derivative instruments and provides for matching the timing of gain or loss recognition on the hedging instrument. Guidance on identifying derivative instruments is also provided as well as additional disclosures. SFAS 133 becomes effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Earlier application is permitted with certain exceptions. Management does not anticipate that adoption of SFAS 133 will have a material impact on the financial condition or results of operations of the Company.

         CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY



PART II:        OTHER INFORMATION

                Item 1.  Legal Proceedings.
                         None.

                Item 2.  Changes In Securities.
                         None.

                Item 3.  Defaults upon Senior Securities.
                         None.

                Item 4. Submission of Matters to a Vote of Security Holders. An annual meeting of shareholders was held on April 27, 1998. At that meeting a majority of the shareholders of record gave their proxy to the re-election of three Class III Directors, to ratify the Board of Directors' appointment of the Company's independent auditors for the fiscal year ended December 31, 1998, and to approve the adjournment of the Annual Meeting to solicit additional proxies in the event that there were not sufficient votes to approve any one or more of the proposals.

                Item 5.  Other Information.
                         None.

                Item 6.  Exhibits and Reports on Form 8-K.
                         On April 28, 1998 a Form 8-K was filed concerning a 10% stock split for shareholders of record on May 8, 1998.

                 CITRUS FINANCIAL SERVICES, INC.
                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Citrus Financial Services, Inc.




Date:     August 13, 1998               /s/ Josh C. Cox, Jr.
                                        Josh C. Cox, Jr.
                                        President and CEO



Date:     August 13, 1998               /s/ Henry O. Speight
                                        Henry O. Speight
                                        Chief Financial Officer