Form 10QSB
period 1998-09-30
CITRUS FINANCIAL SERVICES INC
filed 1998-11-13
CIK 852616

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
         _________________________________________________________

                                FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR
                     15 (D) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

             For the Quarterly Period Ended September 30, 1998
                     Commission File Number 33-29696-A

        ___________________________________________________________

                      CITRUS FINANCIAL SERVICES, INC.
          (Exact Name of registrant as specified in its charter)

Florida                                                     65-0136504
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

1717 Indian River Boulevard
Suite 100
Vero Beach, Florida                                         32960
(Address of Principal Executive Offices)                    (Zip Code)

        __________________________________________________________

                              (561) 778-4100
            (Registrant's telephone number including area code)

       ____________________________________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No _____.

Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the latest practicable date:

  Class                                     Outstanding as of November 9, 1998
Common Stock                                           952,296
Par Value $3.15 per share

                      CITRUS FINANCIAL SERVICES, INC.

                                   INDEX

                                                                      PAGE
PART I:  FINANCIAL INFORMATION                                        NUMBER

     Item 1: Financial Statements:
             Consolidated Balance Sheets September 30, 1998
             (Unaudited) and December 31, 1997                         1

             Consolidated Statements of Operations for the Three
             Months and Nine Months Ended September 30, 1998 and
             1997 (Unaudited)                                          2

             Consolidated Statements of Comprehensive Income for
             the Three Months and Nine Months Ended
             September 30, 1998 and 1997 (Unaudited)                   3

             Consolidated Condensed Statements of Cash Flows for
             the Three Months and Nine Months Ended
             September 30, 1998 and 1997 (Unaudited)                   4

             Consolidated Statements of Changes In Stockholders'
             Equity for the Nine Months Ended September 30, 1998
             (Unaudited)                                               5

             Notes to Consolidated Financial Statements (Unaudited)    6-8

     Item 2: Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       9-14

PART II:  OTHER INFORMATION                                            15

Signatures                                                             16

              CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS

                                         September 30, 1998
                                            (Unaudited)     December 31, 1997
                                         (In Thousands, Except Per Share Data)
ASSETS
Cash and due from banks                     $  2,878          $  3,742
Federal funds sold                             6,700             2,500
Interest-bearing deposits in other banks           7                61
Investment securities:
  Available-for-sale at fair value             5,902             5,796
  Held-to-maturity at amortized cost           1,398             3,487
Loans receivable less allowance for
      credit losses                           59,729            50,107
Accrued interest receivable                      352               292
Bank premises and equipment - net              2,780             2,471
Other real estate owned                          390               390
Other assets                                     339               252

     TOTAL                                  $ 80,475          $ 69,098

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                       $  9,766          $ 10,723
  NOW accounts                                 3,282             3,701
  Money market accounts                        3,530             4,095
  Savings accounts                             7,542             5,993
  Time, $100,000 and over                     10,555             8,079
  Other time deposits                         38,449            30,010

     Total deposits                           73,124            62,601

Accrued interest on deposits                     310               195
Federal funds purchased and FHLB advances        342               433
Other accrued expenses and liabilities           357                47

     Total liabilities                        74,133            63,276

Commitments and contingencies                    -                 -

Stockholders' equity:
  Preferred stock                                -                 -
  Common stock                                 3,007             3,007
  Additional paid-in capital                   3,149             3,149
  Retained earnings (accumulated deficit)        225             (239)
  Unrealized loss on available-for-sale
       securities                               (39)              (95)

     Total stockholders' equity                6,342             5,822

     TOTAL                                  $ 80,475          $ 69,098

Book value per common share                 $   6.66          $   6.11

Common shares outstanding, adjusted
     for stock dividend                      952,296           952,296

See accompanying notes to consolidated financial statements.

                CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                           For the Three         For the Nine
                                           Months Ended          Months Ended
                                           September 30,         September 30,
                                            1998     1997       1998      1997
                                                  (Dollars in Thousands)

Interest and fees on loans                $ 1,480   $ 1,229  $ 4,252   $ 3,589
Investment income on investment
  securities and interest-bearing
  deposits in other banks                     107       138      339       413
Federal funds sold                            121        20      174        94

     Total interest income                  1,708     1,387    4,765     4,096

Interest on deposits                          820       604    2,106     1,809
Other                                          22        25       52        51

     Total interest expense                   842       629    2,158     1,860

     Net interest income before provision
         for credit losses                    866       758    2,607     2,236

Provision for credit losses                    28        25     (21)       237

     Net interest income                      838       733    2,628     1,999

Fees and service charges                       81        63      268       231
Other income                                   35        39       57        53

     Total other income                       116       102      325       284

Other expenses:
  Salaries and employee benefits              369       292    1,080       944
  Expenses of bank premises and
     fixed assets                             136       109      391       341
  Other operating expenses                    257       240      738       803

     Total other expenses                     762       641    2,209     2,088

Income before provision for income taxes      192       194      744       195

Provision for income taxes                     73        74      280        74

Net income                                $   119   $   120  $   464   $   121

See accompanying notes to consolidated financial statements.

                CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                         For the Three      For the Nine
                                         Months Ended       Months Ended
                                         September 30,      September 30,
                                         1998     1997     1998        1997
                                                   (Dollars in Thousands)
Net income                                 $  119   $  120   $  464   $   121

Other comprehensive income, net of tax:
  Unrealized holding gains
       arising during period                   41       25       75        65
  Less: reclassification adjustment
       for gains included in net
       income during period                     -        -      (3)         -

     Total                                     41       25       72        65

Comprehensive income                       $  160   $  145   $  536    $  186

See accompanying notes to consolidated financial statements.

                  CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                            For the Three     For the Nine
                                            Months Ended      Months Ended
                                            September 30,     September 30,
                                            1998     1997    1998        1997
                                                (Dollars in Thousands)
Net cash provided by operating activities  $ 3,245  $   430   $   948  $ 3,165

Cash flows from investing activities:
  Net (increase) decrease in:
     Investment securities                     792      248     1,970       44
     Interest-bearing deposits in other
        banks                                  (2)    (104)        54      (5)
     Loans                                   (301)      146   (9,590)  (2,586)
  Purchases of bank premises and
        equipment, net                       (311)     (78)     (478)    (109)

     Net cash provided (used) in investing
        activities                             178      212   (8,044)  (2,656)

Cash flows from financing activities:
  Net increase (decrease) in deposits        2,485    2,801    10,523    2,438
  Advances (repayments) of FHLB advances,
      net                                  (3,530)      270      (91)    (291)
  Issuance of common stock upon exercise
      of stock options                          -        -         -        82
  Cash paid in lieu of fractional shares         1       -         -         -

     Net cash provided (used) by
         financing activities              (1,044)    3,071    10,432    2,229

Increase in cash and cash equivalents        2,379    3,713     3,336    2,738

Cash and cash equivalents at beginning
         of period                           7,199    1,539     6,242    2,514

Cash and cash equivalents at end of
         period                            $ 9,578  $ 5,252   $ 9,578  $ 5,252


See accompanying notes to consolidated financial statements.

               CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                      Net
                                                                   Unrealized
                                                                     Holding
                         Common Stock                      Retained   Gains   Total
                                   Par         Additional  Earnings  (Losses) Stock-
                                  Value          Paid-in (Accumulated  on     holders'
                         Shares (Rounded) Amount Capital  Deficit) Securities Equity
                           (Dollars in Thousands, Except Par Value Per Share)
Balance,
    December 31, 1997   865,829  $ 3.47  $ 3,007 $ 3,149  $ (239)   $ (95)    $ 5,822
Stock issued for stock
  split and par value
  reduction (rounded)    86,467  (0.32)      -       -       -          -         -
Comprehensive income:
 Net income                  -        -      -       -       464        -         -
 Net change in
  unrealized holding
  gains on securities        -        -      -       -       -          56        -

  Total comprehensive
     income                  -        -      -       -       -          -         536

Balance,
 September 30, 1998
 (Unaudited)             952,296  $ 3.15  $ 3,007  $ 3,149  $  225   $ (39)   $ 6,342

See accompanying notes to consolidated financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            SEPTEMBER 30, 1998


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Citrus Financial Services, Inc. (the "Company") and its wholly owned subsidiary Citrus Bank, N.A. (the "Bank"). The consolidated financial statements for the three months and nine months ended September 30, 1998 and 1997, have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the 1997 Annual Report to Stockholders and are incorporated herein by reference.

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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Management does not anticipate that the allowances for credit losses on loans and foreclosed real estate will change materially in the near term.

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

NOTE 2 - STOCK SPLIT

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

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                SEPTEMBER 30, 1998


NOTE 3 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. As discussed in Note 2 above, the Company declared a 10% stock split. The average number of shares and dilutive potential shares have been restated for the stock split. The following information was used in the computation of earnings per share on both a basic and diluted basis for the three months and nine months ended September 30, 1998 and 1997.

                                          For the Three       For the Nine
                                          Months Ended        Months Ended
                                          September 30,       September 30,
                                         1998       1997      1998     1997
                                         (In thousands except per share data)

Basic EPS computation:
   Numerator - Net income                  $   119  $   120   $   464  $   121
   Denominator - Weighted average shares
      outstanding                              952      952       952      860

   Basic EPS                               $  0.13  $  0.13   $  0.49  $  0.14

Diluted EPS computation:
   Numerator - Net income                  $   119  $   120   $   464  $   121
   Denominator - Weighted average shares
      outstanding                              952      952       952      860
   Stock options and warrants                  220      197       220      196

                                             1,172    1,149     1,172    1,056

   Diluted EPS                             $  0.10  $  0.10   $  0.40  $  0.11

NOTE 4 - LOANS

Loans consisted of (dollars in thousands):

                                              September 30,  December 31,
                                                   1998         1997
     Real estate                                 $ 42,847     $ 35,922
     Commercial loans                              12,886       10,330
     Consumer loans                                 4,421        4,312
            Total loans, gross                     60,154       50,564
     Unearned income and deferred fees                (4)         (26)
     Allowance for credit losses                    (421)        (431)
            Net loans                            $ 59,729     $ 50,107

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES

The Company's Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for credit losses. Management has implemented a risk system that identifies potential problem credits as early as possible, categorizes the credits as to risk, and puts a reporting process in place to monitor the progress of the credits.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998

The Company maintains the allowance for credit losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for credit losses follows (dollars in thousands):

                                        Nine Months Ended   Twelve Months Ended
                                          September 30,         December 31,
                                              1998                 1997
 Balance, beginning of period                $   431               $   354
 Recoveries                                       49                    20
 Charge-offs                                    (38)                 (212)
 Provision charged (credited) to operations     (21)                   269

 Balance, end of period                      $   421               $   431

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


NOTE 6 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Financial instruments at September 30, 1998, consisted of commitments to extend credit approximating $7.4 million and letters of credit of $175,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Citrus Financial Services, Inc. (the "Company") is a registered bank holding company under the federal Bank Holding Company Act of 1956, as amended, and owns 100% of the issued and outstanding common stock of Citrus Bank, N.A., Vero Beach, Florida (the "Bank" or "Citrus Bank"). The Company was incorporated under the laws of the State of Florida on May 19, 1989, to enhance the Bank's ability to serve its future customers' requirements for financial services. The holding company provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

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

Forward-looking Statements

     When used in this Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Year 2000

     The Company is aware of the issue associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Primary systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct, and test their systems for the year 2000 compliance. It is anticipated that all necessary modifications and testing will be completed by December 31, 1998. To date, confirmations have been received from all of the Bank's primary processing vendors that their software is now year 2000 compliant with the exception of the Bank's service provider for credit cards that have assured compliance by December 31, 1998. Management has not yet completed their assessment of the compliance expense for the year 2000 and related potential effect on the Bank's earnings. It is recognized that any year 2000 compliance failures could result in additional expense to the Company.

     The Company has established time lines for testing all ancillary systems, such as telephone systems and security devices, by December 31, 1998. There can be no assurances that all hardware and software that the Company uses will be Year 2000 compliant, and the Company cannot predict with any certainty the costs it will incur to respond to any Year 2000 issues. Factors which may affect the amount of these costs include the Company's inability to control third party modification plans, the Company's ability to identify and correct all relevant computer codes, the availability and cost of engaging personnel trained in solving Year 2000 issues, and other similar uncertainties.

     Further, the business of many of the Company's customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by the Company's customers in solving Year 2000 issues could negatively affect those customers' ability to repay any loans which the Company may have extended. Therefore, even if the Company does not incur significant direct costs in connection with responding to the Year 2000 issue, there can be no assurance that the failure or delay of the Company's customers or other third parties in addressing the Year 2000 issue or the costs involved in such process will not have a material adverse effect on the Company's business, financial condition, or results of operations.

Future Accounting Requirements

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which addresses the accounting for derivative instruments and provides for matching the timing of gain or loss recognition on the hedging instrument. Guidance on identifying derivative instruments is also provided as well as additional disclosures. SFAS 133 becomes effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Earlier application is permitted with certain exceptions. Management does not anticipate that adoption of SFAS 133 will have a material impact on the financial condition or results of operations of the Company.

     In October 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 134, "Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held-for-Sale by a Mortgage Banking Enterprise" ("SFAS 134"), which amends existing pronouncements to clarify the classification of mortgage-backed securities retained after the securitization of mortgage loans held-for-sale. SFAS 134 becomes effective for fiscal quarters beginning after December 15, 1998. Earlier application is permitted. Management does not anticipate that adoption of SFAS 134 will have a material impact on the financial condition or results of operations of the Company.

Impact of Inflation

     The consolidated financial statements and related data presented herein have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"), which require the measurements of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

                            Results of Operations

Net Income

     The Company's net income decreased $1,000 for the three months ended September 30, 1998, and increased $343,000 for the nine months ended
September 30, 1998, over the comparable periods in 1997. This improvement in the nine months of 1998 versus 1997 reflects the Company's continued growth, as average earning assets increased to $70.2 million during the first nine months of 1998 as compared to $62.0 million during the first nine months of 1997. The increase in average earning assets resulted in an increase in net interest income before provision for credit losses of $371,000, or 16.6%, in the first nine months of 1998 as compared to the first nine months of 1997. In addition, noninterest income increased 14.4%, to $325,000 in the first nine months of 1998 as compared to $284,000 in the first nine months of 1997. This improvement resulted primarily from deposit account charges resulting from the growth in deposits. The increases in net interest income and noninterest income were partially offset by an increase of $121,000 in noninterest expense in the first nine months of 1998 as compared to the first nine months of 1997. The return on average assets for the nine months ended September 30, 1998, improved to 0.81% annualized as compared with the return of average assets of 0.37% for 1997.

     For the three months ended September 30, 1998, as compared with the comparable period in 1997, increases in total interest income of $321,000 were offset by increases in interest expense of $213,000 and other expenses of $121,000. The increases in the components of net income reflect the general growth of the Company during this period.

Net Interest Income

    The largest component of net income for the Company is net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on the Company's interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.

    Net interest income was $838,000 and $2,628,000 for the three months and nine months ended September 30, 1998, respectively, as compared to $733,000 and $1,999,000 for the three months and nine months ended September 30, 1997, respectively. The increases of 14.3% and 31.5%, respectively, reflected the
growth of the Company's loan portfolio between these periods, which resulted in improvements in the Company's net interest spread and net interest margin. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 4.2% for the nine months ended September 30, 1998 as compared to 4.1% for the nine months ended September 30, 1997. Net interest margin (which is net interest income divided by average interest-earning assets) increased to 5.0% for the nine months ended September 30, 1998, as compared to 4.8% for the nine months ended September 30, 1997. These increases reflect the fact that loans comprised 82% of earning assets during the first nine months of 1998 as compared to only 81% during the first nine months of 1997. Loans typically provide a higher yield than the other types of earning assets and thus one of the Company's goals is to continue to grow the loan portfolio as a percentage of total earning assets. The increase in the yield on average earning assets was partially offset by an increase in the rate paid on interest-bearing liabilities to 4.8% in first nine months of 1998 as compared to 4.7% in the first nine months of 1997. Increases in average savings and time deposits of $2.9 million and $3.8 million, respectively, which typically pay higher rates, contributed to the increase in overall rates on interest-bearing liabilities.

     Average Balances, Income and Expenses, and Rates. The following table depicts, for the periods indicated, certain information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

Average Balances, Income and Expenses, and Rates (dollars in thousands)

                                  For the Nine Months Ended September 30,
                                    1998                       1997
                                 Interest Average           Interest  Average
                        Average     and     Yield/  Average   and      Yield/
                        Balance  Dividends  Rate    Balance Dividends   Rate

Earning assets:
  Interest-earning
      deposits         $     48  $      2   5.6%  $      40  $     2    6.7%
  Taxable securities      8,380       337   5.4%      9,425      411    5.8%
  Federal funds sold      4,250       174   5.5%      2,385       94    5.3%
  Net loans              57,534     4,252   9.9%     50,186    3,589    9.5%

   Total earning assets  70,212     4,765   9.0%     62,036    4,096    8.8%

Non-earning assets        6,269                       5,244

   Total assets        $ 76,481                    $ 67,280

Interest-bearing liabilities:
  NOW and money market
      deposits         $  7,316       116   2.1%   $  7,288      112    2.0%
  Savings                 7,176       173   3.2%      4,281       92    2.9%
  Time deposits          43,897     1,817   5.5%     40,058    1,605    5.3%
  Other borrowings        1,280        52   5.4%      1,238       51    5.5%

   Total interest-bearing
     liabilities         59,669     2,158   4.8%     52,865    1,860    4.7%

Noninterest-bearing
     liabilities         11,423                       8,966
Stockholders' equity      5,389                       5,449

   Total liabilities
     and stockholders'
     equity            $ 76,481                    $ 67,280

Net interest income               $ 2,607                    $ 2,236

Interest-rate spread                        4.2%                        4.1%
Net interest margin                         5.0%                        4.8%
Ratio of average earning
  assets to average
  interest-bearing
  liabilities            117.7%                      117.3%


Provision and Allowance for Loan Losses

    The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the credit loss allowance will not be required.

    Asset Classification. Commercial banks are required to review and, when appropriate, classify their assets on a regular basis. The OCC has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, condition, and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes a specific reserve for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not warrant classification in the aforementioned categories, but possess weaknesses, are classified as special mention and are monitored by the Company.

    At September 30, 1998, the Company had 10 loans classified as substandard, doubtful, or loss totaling $351,000.

    Allowance for Credit Losses. The allowance for credit losses is established through a provision for loan losses charged against income. Loans are charged against the provision when management believes that the collectibility of the principal is unlikely. The provision is an estimated amount that management believes will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower's ability to pay. While management uses the best information available to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions.

    At September 30, 1998, the allowance for credit losses amounted to $421,000, or 0.70% of outstanding loans. At December 31, 1997, the allowance for credit losses amounted to $431,000, or 0.85% of outstanding loans. The Company's provision for credit losses was $28,000 and $(21,000) for the three months and nine months ended September 30, 1998, respectively. For the same three months and nine months periods in 1997, the provision for credit losses was $25,000 and $237,000, respectively. The provision was made based on management's assessment of general credit loss risk and asset quality. The decline in the allowance for credit losses as a percentage of outstanding loans reflects the overall improvement in the quality of the loan portfolio as further discussed in the next paragraph.

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

Noninterest Income and Expense

    Noninterest Income. The Company's primary source of noninterest income is service charges on deposit accounts. In addition, the Company originates mortgage loans, which are closed in the name of a third party, for which the Company receives a fee. Other sources of noninterest income include bankcard fees, commissions on check sales, safe deposit box rent, wire transfer, and official check fees.

    Total noninterest income increased by $14,000 and $41,000 during the three months and nine months ended September 30, 1998, respectively, as compared to the same period in 1997, reflecting increased activity fees related to increases in deposit and loan balances. Fees and service charges were $81,000 and $268,000 for the three months and nine months ended September 30, 1998, respectively, as compared to $63,000 and $231,000 for the comparable periods in 1997. The increase in fees and service charges is a direct result of the overall growth in deposit accounts with transaction fees.

    Noninterest Expense. Total noninterest expense increased by $121,000 and $121,000 during the three months and nine months ended September 30, 1998 respectively, as compared to the same period in 1997, as a result of the Company's continued growth. For the first nine months in 1998, this increase includes a $136,000 increase in salary and benefits expense, as the Company employed additional employees and provided normal salary and benefit increases. Occupancy-related expenses increased $50,000 in the first nine months of 1998 as compared with the same period in 1997, principally due to higher maintenance expenses, depreciation, and operating costs for the new courier service. All other expenses were generally flat or moderately higher, except that a significant reduction in professional fees of $149,000 was realized in the first nine months of 1998, due to lower legal and professional costs associated with the resolution of two problem credits. The trends for the first nine months of 1998 as compared with the same period of 1997 were indicative of the results shown for the three months ended September 30, 1998, versus the comparable period in 1997.

Income Tax Expense

 The income tax provision was $73,000 and $280,000 for the three months and nine months ended September 30, 1998, respectively, or an effective rate of 37.9% and 37.6%, respectively. This compares with an effective rate of 38.1% and 38.0% for the same period in 1997, respectively.


                          Financial Condition

    The Company's total assets at September 30, 1998, were $80.5 million, increasing from $69.1 million at December 31, 1997. The increase of approximately $11.4 million was due to an intentional increase in interest-earning assets in an effort to increase net interest income and was primarily due to a net increase in loans receivable of $9.6 million and increases of $4.2 million in federal funds sold, partially offset by principal repayments, matured securities, and sales of securities. The net increase in total assets was funded by an increase of $10.9 million in certificates of deposit. The Company does not currently anticipate significant additional growth for the remainder of 1998.

   Total stockholders' equity as of September 30, 1998, was $6.3 million, an increase of $520,000 or approximately 9% compared with stockholders' equity of $5.8 million as of December 31, 1997. This increase was attributable to net income for the nine months of 1998 of $464,000 and a $56,000 increase in the market value of investment securities available-for-sale.

   The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the nine months ended September 30, 1998):

                                             Nine Months Ended    Year Ended
                                                September 30,     December 31,
                                                   1998               1997

 Return on average assets                           0.81%             0.37%
 Return on average equity                          11.48%             4.46%
 Interest-rate spread during the period             4.23%             4.17%
 Net interest margin                                4.95%             4.88%
 Allowance for loan losses to period end loans      0.70%             0.85%
 Net charge-offs to average loans                  -0.03%             0.38%
 Nonperforming assets to period end loans and
      foreclosed property                           1.36%             2.97%
 Nonperforming assets to period end total assets    1.03%             2.19%

Liquidity and Capital Resources

     Liquidity Management. Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject
to the same degree of control.   Asset liquidity is provided by cash and
assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in the Company's market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase.

    Short-Term Investments. Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell and interest-bearing deposits, averaged $4.3 million in the first nine months of 1998 as compared to $2.4 million in the same period of 1997. At September 30, 1998, and December 31, 1997, short-term investments totaled $6.7 million and $2.6 million, respectively. These funds are a primary source of the Company's liquidity and are generally invested in an earning capacity on an overnight basis.

    Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

    Deposits and Other Sources of Funds. In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, and securities sold under agreements to repurchase. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels and are also used to fund the origination of mortgage loans designated to be sold in the secondary markets.

    Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $62.6 million at September 30, 1998 and $54.5 million at December 31, 1997. Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future.

    Customers with large certificates of deposit tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions fund their balance sheets in part through large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, the Company does not accept brokered deposits.

    Borrowings. The Bank has a line of credit master agreement with the FHLB of Atlanta that enables the Bank to borrow up to $10,000,000. These advances are collateralized by the Bank's FHLB stock and a blanket floating lien consisting of wholly-owned residential (1-4 units) first mortgage loans. At September 30, 1998, there were no advances outstanding under this line. In addition to the line of credit arrangement, the Bank had fixed FHLB advances outstanding as follows (dollars in thousands):

                                        At September 30,      At December 31,
 Maturity Date    Interest Rate               1998                 1997
     2000            5.26%                  $  113               $  167
     2003            5.76%                     229                  266
                                            $  342               $  433

    Capital. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100% (the Federal Reserve grants an exemption from these requirements for bank holding companies with less than $150 million in consolidated assets, and therefore the Company's capital is currently measured only at the Bank level). Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common stockholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses subject to certain limitations.
An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based captial.

    Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Company and the Bank exceeded their minimum regulatory capital ratios as of September 30, 1998, as reflected in the following table.

      The following table sets forth the Bank's regulatory capital position (dollars in thousands):

                                                                    Well-
                                   Actual        Minimum(1)     Capitalized(2)
                                Amount    %       Amount   %     Amount    %
Total Capital
   (to Risk-Weighted Assets)   $ 6,330  10.90%   $ 4,647  8.00%  $ 5,809  10.00%
Tier I Capital
   (to Risk-Weighted Assets)   $ 5,909  10.17%   $ 2,324  4.00%  $ 3,485   6.00%
Tier I Capital
   (to Average Assets)         $ 5,909   7.14%   $ 3,312  4.00%  $ 4,140   5.00%

(1)  The minimum required for adequately capitalized purposes.
(2) To be "well-capitalized" under the FDIC's Prompt Corrective Action regulations.

               CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY



PART II:   OTHER INFORMATION

           Item 1.    Legal Proceedings.
                      None.

           Item 2.    Changes In Securities.
                      None.

           Item 3.    Defaults upon Senior Securities.
                      None.

           Item 4.    Submission of Matters to a Vote of Security Holders.
                      None.

           Item 5.    Other Information.
                      None.

           Item 6.    Exhibits and Reports on Form 8-K.
                      None.

                       CITRUS FINANCIAL SERVICES, INC.
                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registered has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Citrus Financial Services, Inc.




Date:    November 9, 1998                /s/ Josh C. Cox, Jr.
                                         Josh C. Cox, Jr.
                                         President and CEO



Date:    November 9, 1998                /s/ Henry O. Speight
                                         Henry O. Speight
                                         Chief Financial Officer