Form 10KSB
period 1998-12-31
CITRUS FINANCIAL SERVICES INC
filed 1999-03-30
CIK 852616

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-KSB

      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934
                For the Fiscal Year Ended December 31, 1998
                       Commission File No. 33-29696-A
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

Revenues for the fiscal year ended December 31, 1998:  $ 6,873,000

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (549,653 shares) on February 28, 1999, was approximately $5,771,000. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to the highest known recent trade of the common stock of the Registrant at $10.50 per share. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock, as of February 28, 1999: 952,296 shares of $3.15 par value common stock.

               DOCUMENTS INCORPORATED BY REFERENCE

   1. Portions of the Annual Report to Shareholders for the Fiscal Year ended December 31, 1998. (Part II )

   2. Portions of Proxy Statement for the 1999 Annual Meeting of Shareholders. (Part III)

          CITRUS FINANCIAL SERVICES, INC. AND AFFILIATES ("CITRUS")


                             TABLE OF CONTENTS


NOTE: Certain information required by Form 10-KSB is incorporated by reference from the 1998 Annual Report and 1999 Annual Meeting Proxy Statement as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.

   PART I                                                          Page Number
   Item 1    Business of Citrus                                            3
   Item 2    Properties                                                   14
   Item 3    Legal Proceedings                                            14
   Item 4    Submission of Matters to a Vote of Security Holders          14



   PART II
   Item 5    Market for Common Equity and Related Stockholder Matters    15
   Item 6    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                   15<F1>
   Item 7    Financial Statements and Supplementary Data                 15<F1>
   Item 8    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                         15


   PART III
   Item 9    Directors and Executive Officers of the Registrant          16<F2>
   Item 10   Executive Compensation                                      16<F2>
   Item 11   Security Ownership of Certain Beneficial Owners and
             Management                                                  16<F2>
   Item 12   Certain Relationships and Related Transactions              17
   Item 13   Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                                 19

______________________________________________________________

   <F1>  These items are incorporated by reference from Citrus' 1998 Annual
        Report pursuant to Instruction E.3. of Form 10-KSB.

   <F2>  The material required by Items 9 through 11 is hereby incorporated by reference from Citrus' definitive proxy statement pursuant to Instruction E.3. of Form 10-KSB.

                             PART I


ITEM 1.   BUSINESS OF CITRUS

Citrus Financial Services

     Citrus is headquartered in Vero Beach, Florida, which is the county seat for Indian River County. Citrus operates primarily through Citrus Bank. Citrus Mortgage Corp., a mortgage brokerage company which has not yet begun operations, is a wholly owned subsidiary of Citrus which was established in 1995. See "Business of Citrus - Non-Bank Subsidiary".

Citrus Bank

     Citrus operates a traditional community banking business through its retail banking facilities with a friendly and professional staff. Citrus' staff is committed to developing long-term relationships with customers by offering personalized, quality service. Citrus offers a broad range of retail and commercial banking services, including various types of deposit accounts and loan products for small businesses and consumers. Citrus Bank offers an armored car service to its commercial customers located in Indian River and Brevard Counties. This service provides deposit pickup and deliveries to present and prospective customers of Citrus. As part of its "community banking" approach, Citrus Bank encourages its officers to actively participate in community organizations.

     The principal sources of funds for Citrus Bank's lending and investing activities traditionally have been deposits, repayment of loans and earnings from operations. Citrus Bank's deposits are federally insured up to applicable limits by the FDIC under the Bank Insurance Fund. Citrus Bank's primary sources of income are interest and fees on loans, fees on transaction accounts and other activities, gains on sales of mortgage loans in the secondary market, and interest and dividends on U.S. Treasury and mortgage-backed securities and other investments. Citrus Bank's principal costs are interest paid on deposit accounts and operating expenses.

Primary Service Area

     Vero Beach is located approximately 15 miles north of Ft. Pierce and 35 miles south of Melbourne. The City of Vero Beach has a permanent population of approximately 18,000 while the greater Vero Beach area has a population of approximately 70,000. Indian River County has a population of approximately 100,000. The greater Vero Beach area consists of the land mass located between the Atlantic Ocean and Interstate 95 extending from the St. Lucie/Indian River County line approximately 10 miles north, and containing approximately 100 square miles. Citrus considers the greater Vero Beach area as one of its primary service areas.

     The greater Vero Beach area has experienced dramatic growth the last several years, especially in the retail industry. A new regional mall opened in Vero Beach in 1997, along with a regional manufacturer's discount mall in 1996. The greater Vero Beach area has also experienced an influx of light industry and small manufacturing facilities relocating or establishing themselves in the area. This is due mainly to the high quality of life of the community. Vero Beach's viable industry base coupled with the reemergence of the New Piper Aircraft Company gives the area a growing manufacturing base.

     Indian River County has a land area of approximately 503 square miles.
It has more than 26 miles of coastline and is served by the Melbourne Regional Airport in Melbourne, Orlando International Airport in Orlando and Vero Beach Airport which accommodates private and chartered flights. Indian River County is one of the fastest growing areas in the State of Florida. The primary business sectors in Indian River County include citrus, retail and manufacturing, as well as service-related trades with increasing new business from computer software companies. Based upon the latest statistical data, the median family income for Indian River County is $29,612.

     Citrus Bank's Sebastian branch is located in northern Indian River County, Florida. Sebastian has a population of approximately 14,500 residents.
Citrus Bank's Barefoot Bay Branch is located in south Brevard County, approximately 20 miles north of Vero Beach. Barefoot Bay has a population of approximately 9,000 residents, most of whom are retired.

Both Indian River County and Barefoot Bay have a seasonal fluctuation of residents. Citrus estimates that these areas experience an approximate 30% increase in residents during the winter months.

     Citrus considers Indian River County and the southern portion of Brevard County as its current primary market area.

Citrus' Expansion Plans Include New Banks and New Branches

     Citrus intends to expand its operations by establishing a new commercial bank in Dade County, Florida, and by establishing new branch offices of Citrus Bank in Indian River and Brevard counties. We have chosen Dade County for our first new bank, in part because Dade County is the most populated county in Florida, growing from approximately 1.9 million residents in 1990 to 2.1 million residents in 1997. We are currently searching for a site for our Dade County bank and are focusing on growing communities which we believe lack strong local community banks. We will look for neighborhoods which have a progressive business climate, a local newspaper, a strong Chamber of Commerce, and a separate municipal government. We will also seek areas with services designed to meet community needs, such as convenient shopping areas, good medical facilities, and schools and facilities dedicated to the arts. We believe that locating a new bank in a community with these attributes will provide us with the greatest opportunity for continued success. We are currently focusing our search in the Coral Gables area, but we will also consider other communities in Dade County.

     Following is certain demographic information with respect to Dade County, Florida which has been obtained from the University of Florida, Bureau of Economics and Business Research, and from the FDIC.

     Dade County includes, among others, the cities of Miami, Miami Beach, Kendall, Coral Gables and Homestead. The population of Dade County increased from approximately 1.9 million people in 1990 to approximately 2.1 million in 1997, representing a 10.5% increase. Dade County is the most populated county in Florida. Dade County's population is expected to increase to approximately
2.24 million people by the year 2005. In 1994, the Dade County per capita income was approximately $20,400. As of June 30, 1997, there were 74 financial institutions with 519 offices operating in Dade County, with $34.1 billion in deposits. This represents an increase of approximately $1.1 billion from June 30, 1994.

     Citrus intends to concentrate on similar locations for its new branch locations, but will more than likely have multiple branch locations in each community. Citrus intends to locate branches in business and population centers within each community. We intend to establish up to three new branch offices of Citrus Bank in Indian River and Brevard Counties within the next 18 to 24 months. We anticipate that the first of these branch offices will be located in Melbourne, Florida. We are currently searching for an appropriate site that meets the characteristics described above for our proposed Dade County bank. Our goal is to open this branch prior to December 31, 1999. We have not yet selected sites for the other two branches, but we intend to search for sites that meet the characteristics described above for our proposed Dade
County bank.

     Citrus' ability to expand into these markets will be dependent upon, among other things, its success in assembling a local management team and local board of directors for each proposed market.

We Operate in a Competitive Business

     Citrus experiences competition for attracting deposits and making loans from other financial institutions, including larger regional bank holding companies, commercial banks, savings banks, and credit unions. Additional competition for deposits comes from government securities, money market funds, mutual fund and securities brokerage firms. The primary factors in competing for deposits are interest rates, the range of financial services offered, convenience of office locations, and the flexibility of office hours. The primary factors in competing for loans include interest rates, loan fees, flexible terms, and timely loan decisions.

     Citrus competes for deposits by offering a variety of deposit programs geared to its potential customers. We have responded to our competition by developing strong ties in the local community and providing a high quality of personal banking services to families, professionals, retirees, and owner-operated businesses with an emphasis on flexibility and timely responses to customer demands.

     Since January 1996, we have placed an emphasis on originating commercial loans. We have targeted small-to medium-sized businesses as our potential customer base as management believes that large, out-of-state financial institutions that have acquired several local banks have shifted the focus of the acquired banks away from these business opportunities. We also originate residential loans by offering various adjustable-rate and fixed-rate mortgage loan products.

     Geographic deregulation has also had a material impact on the financial industry. As for commercial banks, to date all but three states have enacted some form of interstate banking legislation. The most common form of interstate banking statutes have either regional limitations or reciprocity requirements.
A growing number of states, however, now provide for unrestricted entry.  A bank holding company is now permitted to acquire existing banks across state lines and may consolidate its interstate subsidiary banks into branches and
merge with a bank in another state, depending upon state laws.   Florida has
removed most of the final barriers to interstate banking.

Loan Activities

     General. Citrus' primary business is making commercial business, real estate and consumer loans. Citrus also purchases loans for resale in the secondary market. As of December 31, 1998, net loans held for investment totaled $52.5 million, or 62.5%, of total assets. As of the same period, loans held for sale totaled $8.3 million, or 9.9%, of total assets.

    Loan Underwriting. Loan activities include credit evaluation under Citrus Bank's underwriting standards and loan origination procedures prescribed by the board of directors and management. Loan applications are obtained from borrowers to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Our loan policy for real estate loans generally requires that collateral be appraised by an independent, outside appraiser approved by the board of directors.

    Loans are approved at various management levels up to and including the board of directors, depending on the amount of the loan. Loan approvals are made in accordance with a chart of delegated authority approved by the board of directors. Generally, loans of $100,000 or less may be approved by various authorized individual officers or loan underwriters. Loans over $100,000 usually require approval by the Loan Committee or board of directors.

    General Loan Policies. For real estate loans, Citrus requires a valid mortgage lien on real estate and a title insurance policy which insures the validity and priority of the lien. Borrowers must also obtain hazard insurance policies prior to closing, and when the property is in a flood prone area, flood insurance is required.

    Citrus is permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. However, if the amount of a conventional residential loan (including a construction loan or a combination construction and permanent loan) purchased, originated or refinanced exceeds 90% of the appraised value or of the purchase price, whichever is less, Citrus is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of the loan that exceeds 90% of the value of the property or must secure other readily marketable collateral. Citrus will originate single-family residential mortgage loans with up to a 90% loan-to-value ratio.

    Loans over 95% loan-to-value ratio are limited to special community support programs or one of the FHA, VA, or Farmers Home Administration ("FmHA") guarantee or insurance programs. The loan-to-value ratio on a home secured by a junior lien generally does not exceed 85%, including the amount of the first mortgage on the collateral. With respect to home loans granted for construction or combination construction/permanent financing, Citrus will lend up to 80% of the appraised value of the property on an "as completed" basis. Citrus generally limits the loan-to-value ratio on multi-family residential and commercial real estate loans to 75% of value. Consumer loans are considered to be loans to natural persons for personal, family or household purposes, and these loans may be unsecured, secured by personal property or secured by liens on real estate which, when aggregated with prior liens, equals or exceeds the appraised value of the collateral property.

    The maximum amount which Citrus could have loaned to one borrower and the borrower's related entities as of December 31, 1998, was approximately $971,000 or approximately $1,619,000 for certain excepted loans. At December 31, 1998, the maximum amount loaned to one borrower and related entities, including guarantees of loans with and without recourse, totaled approximately $1,191,000, which was within the applicable legal lending limit of $1,619,000. See "Regulation And Supervision Governing Citrus."

     Interest rates charged on loans are affected principally by competitive factors, the demand for loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Residential Loans. Citrus currently originates fixed-rate residential mortgage loans and ARM loans for terms of up to 30 years. As of December 31, 1998, $18.4 million, or 34.6%, of Citrus' total loan portfolio, excluding loans held for sale, consisted of one-to-four family residential real estate loans. Approximately $5.6 million, or 30.3%, of these loans were ARM loans.

     The residential ARM loans currently being offered have interest rates that are fixed for a period of one, three or five years and then after the initial period the interest rate is adjusted annually based upon an index such as the yield on treasury securities adjusted to a one-year maturity, plus a margin. Most of Citrus' ARM programs limit the amount of any increase or decrease in the interest rate at each adjustment and over the life of the loan. Typical limitations are 2% for each adjustment with a limit of 6% over the life of the loan. While Citrus usually offers an initial rate on ARM loans below a fully indexed rate, the loan is typically underwritten based on the borrower's ability to pay at the interest rate which would be in effect after adjustment of the loan. ARM loans reduce the risks to Citrus concerning changes in interest rates, but involve other risks because as interest rates increase, the borrower's required payments increase, thus increasing the potential for default. Marketability of real estate loans is also affected by the level of interest rates.

     Most of Citrus' fixed rate home loans are originated for 30-year amortization terms. Borrowers requesting a term of 15 years or less are usually granted an interest rate slightly lower than is offered for a 30-year amortizing loan. These loans are originated in compliance with documentation and underwriting standards in order to permit their sale in the secondary market to institutional investors such as Fannie Mae. Fixed-rate home loans include a "Due on Sale" clause which provides Citrus Bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without Citrus' consent.

     Table Funding Loan Program. Citrus provides funds to a limited number of real estate mortgage brokers who make mortgage loans in its primary market area. These loans are closed in the name of the mortgage broker and are immediately assigned to Citrus. Citrus acquires the residential mortgage loan for the purpose of resale to an end investor, typically a mortgage brokerage firm. Interest and fee income from this program totaled $159,000 in 1997 and $879,000 in 1998. These amounts represented 2.9% of total income for 1997 and 13.6% for 1998.

     Construction Loans. Citrus has and continues to offer adjustable and fixed-rate residential construction loans to owners wishing to construct their primary residence and to selected builders/developers in Citrus' primary market area. As of December 31, 1998, construction and land development loans amounted to $4.1 million, or less than 7.8%, of loans held for investment. Construction loans to individuals usually are originated in connection with the permanent loan on the property. Construction-permanent loans typically provide for a construction term of six months to one year followed by the permanent loan term of up to 30 years. Loans to builders/developers are restricted to homes that are pre-sold or are constructed on a speculative basis. Loans to builders for the construction of a home for which there is no immediate buyer at the time of construction are considered spec loans. Spec loans are typically for one year and provide for interest only payments during the loan term. The financial capacity of the builder, the builder's experience, and the credit history of the builder, as well as present market conditions are reviewed when considering spec loans. As of December 31, 1998, Citrus had one spec loan totaling $631,000.

     Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of construction cost and of the initial estimate of the property's value upon completion. During construction, a number of factors could result in delays and cost overruns. Repayment of Spec Loans usually depends upon the builder successfully negotiating a sale for the property. Sales of spec homes are affected by market conditions, interest rates, and the supply and demand for these products.

     Commercial Real Estate Loans. Commercial real estate loans are secured primarily by office and retail business properties located in the primary market area. These types of loans amounted to $12.4 million, or 23.3%, of net loans held for investment as of December 31, 1998. Commercial real estate loans may be for a term of up to 25 years, but frequently include a maturity in three to six years. Citrus generally does not typically offer fixed-rate commercial real estate or multi-family real estate loans.

     Commercial and multi-family real estate loans are originated with a loan-to-value ratio generally not exceeding 75%. Loans secured by this type of collateral will continue to be a part of our future loan program. Commercial and multi-family real estate loans are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial property depend to a large degree on results of operations and management of the properties, repayment of this type of loan may be negatively impacted by adverse conditions in the real estate market or the economy. At December 31, 1998, the largest commercial real estate loan was $925,000 secured by a medical office building located in Vero Beach, Florida, and was current. The largest multi-family real estate relationship was $345,000 secured by rental units, primarily in Melbourne, Florida, and was current.

     Commercial Loans. Citrus' commercial loans are business loans that are not secured by real estate. At December 31, 1998, the largest commercial loan was $850,000 secured by an assignment of a mortgage. At December 31, 1998, Citrus had outstanding Small Business Administration ("SBA") loans of $241,000. Citrus is not a designated SBA underwriter. We will consider making additional SBA loans when the demand for SBA loans increases in our primary market area. SBA loans, which are guaranteed in part by the SBA, typically include a higher loan balance relative to the value of the collateral, as opposed to loans originated without a government guarantee.

     Consumer Loans. Citrus makes various types of consumer loans, including automobile and boat loans, but primarily home equity loans. Consumer loans are originated in order to provide a range of financial services to customers and to create stronger ties to its customers and because the shorter term and normally higher interest rates on this type of loan helps maintain a profitable spread between Citrus' average loan yield and its cost of funds.
The terms of consumer loans generally range from one to five years. Underwriting standards for consumer loans include an assessment of the applicant's repayment history on other debts and ability to meet existing obligations and payments on the proposed loans.

     Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer loan repayments are dependent on the borrower's continuing financial stability, and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. Management believes that the yields earned on consumer loans are commensurate with the credit risk associated with these loans. As of December 31, 1998, consumer loans amounted to $4.3 million, or 8.2%, of net loans held for investment.

     Income from Lending Activities. We earn fees in connection with loan commitments and originations, loan purchases, loan modifications, late payments, changes of property ownership and for miscellaneous services related to loans. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased. Our volume is dependent upon prevailing mortgage interest rates and their effect on the demand for loans in our primary market area.

     Loan fees typically are charged at the time of loan origination or purchase and may be a flat fee or a percentage of the amount of the loan. Under current accounting standards the total amount of loan fees cannot typically be recognized as current income and a portion of the fees are deferred and taken into income over the contractual life of the loan, using a level yield method. If a loan is prepaid or refinanced, all remaining deferred fees with respect to these loans are taken into income at that time.

     Nonperforming Loans and Real Estate Owned. When a borrower fails to make a required payment on a loan, we attempt to collect the payment by contacting the borrower. If a payment on a loan has not been received by the end of a grace period (usually 10 days from the payment due date), notices are sent at that time, with follow-up contacts made thereafter. In most cases, delinquencies are cured promptly. If the delinquency exceeds 29 days and is not cured through normal collection procedures, Citrus will institute more formal measures to remedy the default, including the commencement of foreclosure proceedings. Citrus will then attempt to negotiate with the delinquent borrower to establish a satisfactory payment schedule.

     If the loan is secured by real estate and foreclosure is required, the property will be sold at a public auction in which Citrus may participate as a bidder. If Citrus is the successful bidder, the acquired real estate property is then included in the other real estate owned "OREO" account until it is sold. Citrus is permitted under federal regulations to finance sales of real estate owned with loans which may involve more favorable interest rates and terms than generally would be granted under normal underwriting guidelines. As of December 31, 1998, Citrus had $390,000 in OREO properties and $500,000 in loans past due 90 days or more.


Problem Asset Classification Procedures

     Commercial banks are required to review, and when appropriate, classify their assets on a regular basis. The Comptroller of the Currency has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss.

        Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.

        Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.

        Loss assets are considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes a specific reserve for the full amount of the portion of the asset classified as loss.

     All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not warrant classification in one of the aforementioned categories, but possess weaknesses, are classified as special mention and are monitored by Citrus.

     At December 31, 1998, Citrus had 12 loans classified as substandard or doubtful totaling $448,000, and no loans classified as loss.


Allowance for Credit Losses

     The allowance for credit losses is established through a provision for loan losses charged against income. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. The allowance is an estimated amount that management believes will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration factors including changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower's ability to pay. While management uses the best information available to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. At December 31, 1998, Citrus had a total allowance for credit losses of $461,000, representing 0.9% of total loans held for investment.

Non-Bank Subsidiary

     As of December 31, 1998, Citrus had one wholly-owned non-bank subsidiary, Citrus Mortgage Corp. Citrus Mortgage Corp. was established on August 3, 1995, to be a mortgage brokerage company. As of December 31, 1998, Citrus' aggregate investment in Citrus Mortgage was less than $1,000. Citrus Mortgage is not active.

Personnel

     As of December 31, 1998, Citrus had 2 full-time employees and Citrus Bank had 41 full-time and 3 part-time employees. The employees are not represented by any collective bargaining group. We believe our relations with our employees are good.

     We currently maintain a comprehensive employee benefit program providing, among other benefits, hospitalization and major medical insurance, long-term disability insurance, life insurance, 401(k) and education assistance. We believe our employee benefit programs are generally competitive with employee benefits provided by other major employers in our primary market area.


           REGULATION AND SUPERVISION GOVERNING CITRUS

General

         As a bank holding company registered under the BHC Act, Citrus is regulated and supervised by the Federal Reserve. Under the BHC Act, Citrus' activities and those of Citrus Bank are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. As a Florida corporation, Citrus is also governed by Chapter 607, Florida Business Corporation Act ("FBC Act") and the regulations promulgated by the Florida Department of State. Citrus Bank is regulated by the Comptroller of the Currency.

         Citrus and Citrus Bank are required to file reports with the Federal Reserve and the Comptroller of the Currency concerning their activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions including mergers with or acquisitions of other financial institutions. Periodic examinations are performed by the Federal Reserve and the Comptroller of the Currency to monitor Citrus' compliance with the various regulatory requirements. Citrus Bank's deposits are insured up to the applicable limits by the FDIC under the Bank Insurance Fund ("BIF"). Citrus Bank is regulated by the Federal Reserve and the Comptroller of the Currency with respect to reserves required to be maintained against transaction deposit accounts and certain other matters.


Regulation of Citrus

         General.   The BHC Act prohibits Citrus from acquiring direct or
indirect control of more than 5% of any class of outstanding voting stock or acquiring substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. The BHC Act also prohibits Citrus from acquiring control of any bank operating outside the State of Florida, unless the action is specifically authorized by the statutes of the state where the bank to be acquired is located. Additionally, the BHC Act prohibits Citrus from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business, unless the business is determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be properly incident thereto. The BHC Act generally does not place territorial restrictions on the activities of non-banking related activities.

         Transactions between Citrus and Citrus Bank.   Citrus' authority to
engage in transactions with related parties or "affiliates," or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act which apply to all transactions by a FDIC-insured, state non-member bank or a holding company with any affiliate. Sections 23A and 23B generally define an "affiliate" as any company that controls or is under common control with an institution. Subsidiaries of a financial institution, however, are generally exempted from the definition of "affiliate." Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of Citrus and also limits the aggregate amount of transactions with all affiliates to 20% of Citrus' capital and surplus.

         Certain transactions with affiliates, such as loans to affiliates or guarantees, acceptances and letters of credit issued on behalf of affiliates, are required to be collateralized by collateral in an amount and of a type described in the statute. The purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In the absence of comparable transactions, affiliate transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies.

         Support of Subsidiary Depository Institutions. In accordance with Federal Reserve policy, Citrus is expected to act as a source of financial strength and to commit resources to support Citrus Bank. This support may be required at times when Citrus might not be inclined to provide any support. Support would include the infusion of additional capital into an undercapitalized bank subsidiary in situations where an additional investment in a troubled bank might not ordinarily be made by a prudent investor. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinate in right of payment to depositors and to certain other indebtedness of its subsidiary banks. In the event of bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of its subsidiary bank will be assumed by the bankruptcy trustee and will be entitled to a priority of payment.

         Under the Federal Deposit Insurance Act ("FDIA") a subsidiary bank of a bank holding company can be held liable by the FDIC for any loss incurred or reasonably expected to be incurred in connection with:

              the default of a commonly controlled FDIC-insured depository institution, or any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default".

"Default" is defined generally as the appointment of a conservator or a
receiver.   "In danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

         Control of a Bank Holding Company. Federal Reserve Board Regulation Y requires persons acting directly or indirectly or in concert with one or more persons to give the Board of Governors of the Federal Reserve 60 days advanced written notice before acquiring control of a bank holding company. Under the Regulation, control is defined as the ownership or control with the power to vote 25 % or more of any class of voting securities of the bank holding company. The Regulation also provides for a presumption of control if a person owns, controls, or holds with the power to vote 10% or more (but less than 25%) of any class of voting securities, and if:

              the bank holding company's securities are registered securities under Section 12 of the Securities Exchange Act of 1934; or

              no other person owns a greater percentage of that class of voting securities.

         This offering contains a purchase limitation which precludes a person individually, or together with their associates, or with persons acting in concert, from purchasing shares which when aggregated with current holdings would exceed 9.9% of the total number of shares outstanding at the conclusion of the offering. Roy Lambert, a director of Citrus, is not governed by the purchase limitation because he has already received approval to acquire up to 100% of Citrus' shares.


Regulation of Citrus Bank

         General.   From time to time, various bills are introduced in the
United States Congress with respect to the regulation of financial institutions. Recent banking legislation, particularly the FIRREA and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), has broadened the regulatory powers of the federal bank regulatory agencies and restructured the nation's banking system. The following is a brief discussion of certain portions of these laws and how they affect Citrus or Citrus Bank.

         The FDICIA revised sections of the FDIA affecting bank regulation, deposit insurance and provisions for funding of the BIF administered by the FDIC. The FDICIA also revised bank regulatory structures embodied in several other federal banking statutes, strengthened the bank regulators' authority to intervene in cases of deterioration of a bank's capital level, placed limits on real estate lending and imposed detailed audit requirements.

         FDIC Regulations Requiring Prompt and Corrective Action. The FDICIA required the federal banking regulatory agencies to set certain capital and other criteria which would define the category under which a particular financial institution would be classified. The FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions depending on the category in which an institution is classified. As required by the FDICIA, undercapitalized institutions must submit recapitalization plans to their respective federal banking regulatory agencies, and a company controlling a failing institution must guarantee that institution's compliance with its plan in order for the plan to be accepted.

         The FDIC's prompt and corrective action regulations define, among other things, the relevant capital measures for the five capital categories. For example, a bank is deemed to be:

              "well-capitalized" if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 6% or greater, and a Tier 1 leverage capital ratio (Tier 1 capital to adjusted total assets) of 5% or greater, and is not operating under a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

              "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, and (generally) a Tier 1 leverage capital ratio of 4% or greater, and the bank does not meet the definition of a "well-capitalized" institution.

              "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.


         The FDIC is authorized effectively to downgrade a bank to a lower capital category than the bank's capital ratios would otherwise indicate. A decision to do so would be based upon safety and soundness considerations, such as when the bank has received a less than satisfactory examination rating for any of the CAMELS rating categories other than Capital:
i.e.

              Asset quality
              Management
              Earnings
              Liquidity
              Sensitivity to market risk

         As a bank drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of
transactions in which the bank may engage.   The regulatory capital standards
are designed to bolster and protect the deposit insurance fund. Citrus Bank is considered to be "well-capitalized" based upon its current capital.


         FDIC Insurance on Deposit Accounts. In response to the requirements of the FDICIA, the FDIC established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The FDIC assigns a financial institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period.

         These categories consist of well-capitalized, adequately capitalized or undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the financial institution's primary regulator, in Citrus Bank's case the Comptroller of the Currency, and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. A financial institution's assessment rate depends on the capital category and supervisory category to which it is assigned.

         There are nine assessment risk classifications to which different assessment rates are applied. BIF assessment rates range from 0 basis points on deposits for a financial institution in the highest category, i.e., well-capitalized and financially sound with only a few minor weaknesses, to 31 basis points on deposits for an institution in the lowest category, i.e., undercapitalized and posing a substantial probability of loss to the BIF, unless effective corrective action is taken. Citrus Bank has not been assessed a deposit insurance premium since January 1, 1996.

         FDIC Standards for Safety and Soundness. The FDICIA requires each federal banking agency to prescribe for all insured depository institutions and their holding companies standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits and other operational and managerial standards as the agency deems appropriate.
In addition, the federal banking regulatory agencies are required to prescribe by regulation standards specifying:

              maximum classified assets to capital ratios;

              minimum earnings sufficient to absorb losses without impairing capital;

              to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions or the depository institution holding companies; and

              other standards relating to asset quality, earnings and valuation as the agency deems appropriate.

         Finally, each federal banking agency is required to prescribe standards for employment contracts and other compensation arrangements of executive officers, employees, directors and principal shareholders of insured depository institutions that would prohibit compensation and benefits and other arrangements that are excessive or that could lead to a material financial loss for the institution. If an insured depository institution or its holding company fails to meet any of its standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution or holding company to correct the deficiency and, until corrected may impose restrictions on the institution or the holding company including any of the restrictions applicable under the prompt corrective action provisions of the FDICIA.

         Limits on Loans We Can Make to One Borrower.   Federal law generally
allows Citrus Bank to extend credit to any one borrower in an amount up to 15% of its capital accounts, which are defined as unimpaired capital, surplus and undivided profits. Up to an additional 10 percent of capital and surplus may be extended if this amount is served by readily marketable collateral. The law permits exemptions for loans collateralized by accounts maintained with Citrus Bank and for loans secured by or guaranteed by U.S. obligations, and certain Federal agencies and general obligations of a state.

         Restrictions on the Payment of Dividends.   While not the only source
of income, a major source of income to Citrus in the future will be dividends from Citrus Bank. Since commencing operations in May 1989, Citrus has not received any dividends from Citrus Bank. Citrus Bank may not pay cash dividends that would cause the bank's capital to fall below the minimum amount required by federal law or which are in excess of the bank's undivided profits. Otherwise, Citrus Bank may pay a dividend out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except as described below. Ten percent of the net profits in the preceding year may not be paid in dividends, but must be retained to increase capital surplus until surplus equals the amount of common and preferred stock issued and outstanding. The ability of Citrus Bank to pay dividends to Citrus depends in part on the Comptroller of the Currency capital requirements in effect at the time, and the ability of Citrus Bank to comply with those requirements.

         Limitations on Deposits Acquired From Brokers.   In accordance with
the FDICIA, the FDIC has implemented restrictions on the acceptance of brokered deposits. In general, an "undercapitalized" institution may not accept, renew or roll over any brokered deposits. "Adequately capitalized" institutions may request a waiver from the FDIC to do so, while "well-capitalized" institutions may accept, renew or roll over brokered deposits without restriction. The rule requires registration of deposit brokers and imposes certain record keeping requirements. Institutions that are not "well-capitalized", even those who meet minimum capital requirements, must comply with regulatory limits on rates of interest they may pay on brokered and other deposits. Citrus Bank does not have any brokered deposits.

         Assessments Required by Deposit Insurance Funds Act of 1996. In 1996, Congress passed and the President signed into law the Deposit Insurance Funds Act of 1996 ("DIFA"). Among other things, the DIFA, and rules promulgated thereunder by the FDIC, provide for banks and thrifts to share the annual interest expense for the Finance Corp. Bonds which were issued in the late 1980s to help pay the costs of the savings and loan industry restructuring.
The approximate annual interest expense is $780 million of which BIF insured banks are expected to pay approximately $322 million, or 41%, while SAIF insured thrifts will pay approximately $458 million or 59% of the interest expense. It is estimated that the annual assessment for BIF insured institutions will be approximately 1.2 cents per $100 of deposits, while SAIF insured institutions will pay 6.5 cents per $100 of deposits. These payments begin in 1997 and run through 1999. Beginning in the year 2000 and continuing through the year 2017, banks and thrifts will each pay $2.43 cents per $100 of deposits. These assessments will be in addition to any regular deposit insurance assessments imposed by the FDIC under FDICIA. See "Regulation of Citrus Bank - FDIC Insurance on Deposit Accounts".

         Elimination of Most Restrictions on Interstate Banking.   Under the
Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Efficiency Act"), restrictions on interstate acquisitions of banks by bank holding companies were repealed on September 29, 1995, so that any out-of-state bank holding company would be able to acquire and consolidate any Florida-based bank, but must comply with certain deposit percentage and other restrictions on or after the effective date of the Efficiency Act. The legislation also provided that, unless an individual state elected beforehand either:

            to accelerate the effective date, or

            to prohibit out-of-state banks from operating interstate branches within its territory.

         Then or after June 1, 1997, adequately capitalized and managed bank holding companies would be able to consolidate multiple interstate banks. Branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be governed by applicable state branching laws. Florida has adopted legislation which permits interstate acquisitions and interstate branching effective June 1, 1997. Florida law prohibits branching by out of state banks.

         Annual Assessment Charged to Citrus by the Comptroller of the Currency. National banks are required to pay assessments to the Comptroller of the Currency to fund the operations of the Comptroller of the Currency. The general assessment, to be paid semiannually, is computed upon a bank's total assets, including consolidated subsidiaries, as reported in Citrus Bank's latest quarterly call report. Citrus Bank's assessment was $31,000 for 1998 and $28,000 for 1997.


Reserves Required by The Federal Reserve System

         Federal Reserve regulations require banks to maintain noninterest-earning reserves against their transaction accounts which are primarily NOW and regular checking accounts. Federal Reserve regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $49.3 million or less plus 10% against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances are exempted from the reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account, interest-earning assets of Citrus Bank are reduced.


Statistical Profile and Other Financial Data

         Reference is hereby made to the statistical and financial data contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," for statistical and financial data providing a review of Citrus' business activities.


ITEM 2.  PROPERTIES

         The following table sets forth information with respect to Citrus' offices as of December 31, 1998.

                             Year
                           Facility  Size of Facility   Facility   Net Book
  Location                  Opened      in Sq. Ft.       Status     Value

Main Office
Citrus Bank, N.A.
1717 Indian River Blvd.,
Ste. 100                   1990         10,000          Owned      $1,169,000
Vero Beach, Florida


Branches
Sebastian Office
1020 U.S. 1                1993          2,800          Owned      $  433,000
Sebastian, Florida

Barefoot Bay Office
1020 Buttonwood Street     1996          2,160          Owned      $  391,000
Barefoot Bay, Florida

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Citrus or Citrus Bank is a party or of which any of their properties are subject; nor are there material proceedings known to Citrus to be contemplated by any governmental authority; nor are there material proceedings known to Citrus, pending or contemplated, in which any director, officer, affiliate or any principal security holder of Citrus, or any associate of any of the foregoing is a party or has an interest adverse to Citrus or Citrus Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                             PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the period covered by this report and to date, there has been no established public trading market for Citrus' Common Stock.

As of February 28, 1999, the number of holders of record of Citrus' Common Stock was 411.

To date, Citrus has not paid any dividends on its Common Stock. It is the present policy of the Board of Directors of Citrus to reinvest earnings to fund the growth and expansion activity of Citrus and of Citrus Bank. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on Citrus Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of Citrus.

Citrus Bank is restricted in its ability to pay dividends under the national banking laws and by regulations of the Comptroller. Pursuant to 12 U.S.C. 56, a national bank may not pay dividends from its capital. All dividends must be paid out of net profits then on hand, after deducting losses and bad checks. Payment of dividends out of net profits is further limited by 12 U.S.C. 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than 1/10 of Citrus Bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. 60 (b), the approval of the Comptroller is required if the total of all dividends declared by Citrus Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Citrus hereby incorporates by reference the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 28 of the 1998 Annual Report to Shareholders for the year ended December 31, 1998, filed as an Exhibit under Item 14 herein.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Citrus hereby incorporates by reference the Report of the Independent Auditors and the Consolidated Financial Statements contained in the 1998 Annual Report to Shareholders for the year ended December 31, 1998.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

None.

                             PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Citrus hereby incorporates by reference the sections entitled "Election of Directors" and "Board of Directors Meeting" contained at pages 2 through 4 of the Proxy Statement filed as an Exhibit under Item 14 herein.


ITEM 10. EXECUTIVE COMPENSATION

Citrus's hereby incorporates by reference the section entitled "Executive Compensation" contained at pages 5 through 6 of the Proxy Statement filed as an Exhibit under Item 14 herein.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  (a)  Security Ownership of Certain Beneficial Owners

       Citrus hereby incorporates by reference the sections entitled "Election of Directors" and "Certain Shareholders" contained at pages 2 through 4 of the Proxy Statement filed as an Exhibit under Item 14 herein.

  (b)  Security Ownership of Management

       Citrus hereby incorporates by reference the section entitled "Election of Directors" contained at pages 2 through 4 of the Proxy Statement filed as an Exhibit under Item 14 herein.

       Changes in Control

  (c) Citrus is not aware of any arrangements, including any pledge by any person of securities of Citrus, the operation of which may at a subsequent date result in a change of control of Citrus.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Citrus Bank has outstanding loans to certain of Citrus's directors, executive officers, their associates and members of the immediate families of such directors and executive officers. These loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not affiliated with Citrus or Citrus Bank and did not involve more than the normal risk of collectibility or present other unfavorable features.

     Set forth on the following page is certain information as of December 31, 1998 concerning loans made by Citrus Bank to each of its directors, executive officers and their immediate families whose aggregate indebtedness to Citrus Bank exceeded $60,000 at anytime since January 1, 1998.

                  [Intentionally left blank.]

                                     Largest
                                      Amount     Balance
                         Maturity  Outstanding   as of
                Date of  Date of  from January  December  Interest
Name             Loan     Loan       1, 1998    31, 1998    Rate     Type
Robert L.        5/97     6/02   $  250,000   $        0   8.25%  Commercial
     Brackett    6/97     6/02      342,458      332,247   8.25%  Commercial
                 3/98     1/08      145,615       30,000   7.75%  Commercial
                 8/93     1/04       97,709            0   10.0%  Line of Credit
                 4/90      N/A       15,000          733  13.44%  Credit Card
                                 $  850,782   $  362,980

Earl H.          2/95     2/10   $   68,323   $   64,985   9.75%  Real Estate
     Masteller   7/93     3/00       22,223            0   9.50%  Line of Credit
                 4/90      N/A       15,000          246  13.44%  Credit Card
Masteller &     10/95     6/99       50,000       10,030   9.00%  Commercial
     Moler, Inc. 5/97     6/00        5,453        3,428   9.25%  Commercial
                 6/97     6/99        2,828          982   9.25%  Commercial
                 9/97     9/99        3,415        1,535   9.25%  Commercial
                 4/91      N/A        5,000          551  13.44%  Credit Card
                 4/91      N/A        5,000        2,485  13.44%  Credit Card
                 5/97      N/A        2,500            0  15.00%  Credit Card
                 5/97      N/A        2,500           33  15.00%  Credit Card
                 1/98     1/23       38,000       37,675   9.00%  Real Estate
Masteller, Moler 11/98   11/00       51,542       36,905   9.50%  Commercial
   & Reed, Inc.   2/98    6/99       34,997       10,009   9.00%  Commercial
                  7/96    7/99        5,409        1,809   9.00%  Commercial
                 10/95   10/99       13,898        6,573   9.00%  Commercial
                  7/97    7/00        8,799        5,624   9.00%  Commercial
Walsh Environmental 7/97  7/01       13,558       10,211   9.00%  Commercial
   Services, Inc.   7/97  7/99        1,242          478   9.00%  Commercial
                  7/97     N/A        5,000        2,616  13.44%  Credit Card
                  6/98    6/02       11,720       10,508   8.75%  Commercial
                 11/98   11/99       18,337       18,337   9.50%  Commercial
                                 $  384,744   $  225,020

Louis L. Schlitt 9/93    12/00   $   46,591   $   46,591   9.50%  Line of Credit
                10/90      N/A        5,000        2,218  13.44%  Credit Card
                10/90      N/A        5,000          110  13.44%  Credit Card
CFC Unit 201
    Corp.        5/97     5/02      522,141      515,842   8.50%  Real Estate

Schlitt Insurance  6/98   6/99       50,000       45,000   9.00%  Commercial
Services, Inc.    10/90    N/A        5,000        2,396  13.44%  Credit Card
                                 $  633,732   $  612,157

Walter E.
    Smith, Jr.     3/94   3/99   $  199,000   $  189,000   8.50%  Commercial
                   7/90    N/A       50,000        1,957  13.44%  Credit Card
Walter E. Smith,  12/96   2/01      322,266            0    7.5%  Home Equity
  Jr. Revocable
     Trust
Sherry Smith &     1/92    N/A        6,000        4,529  13.44%  Credit Card
   Walter Smith
Walter Smith &    10/90    N/A        8,000            0  13.44%  Credit Card
   Sheila Gallira
Southeast        6/95    N/A        15,000        1,914  13.44%  Credit Card
   Interstate    6/95    N/A        15,000        1,498  13.44%  Credit Card
   Services      6/95    N/A        10,000        1,149  13.44%  Credit Card
                 6/95    N/A         5,000        1,756  13.44%  Credit Card
                 6/95    N/A         5,000        1,078  13.44%  Credit Card
                11/98  11/99             0            0  7.875% Letter of Credit
                                 $ 635,266   $  202,881

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM  8-K.

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form - 18 under the Securities Act of 1933 for Citrus, as filed with the Securities and Exchange Commission on June 30, 1989, Registration No. 33-29696-A (referred to as "S-18"), (ii) an Annual Report on Form 10-KSB (10-K) or (iii) The quarterly report filed on Form 10-QSB for the quarter ended March 31, 1995 (10-Q). The exhibit numbers correspond to the exhibit numbers in the referenced documents.


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

  *3.2         By-laws adopted June 29, 1989 (S-18)

  *3.3         Amendments to bylaws adopted March 16, 1995 (1995 10-Q)

 *10.3 Employment Agreement dated July 11, 1991 between Registrant and Randy J. Riley (1992 10-K)

 *10.4 Employment Agreement dated July 11, 1991 between Registrant and Henry O. Speight (1993 10-K)

  22.1         Citrus's 1999 Annual Meeting Proxy Statement.

  22.2         Citrus's 1998 Annual Report for the year ended December 31, 1998.

  23.1         Consent of Independent Auditors


(b)  Reports on Form 8-K.

     No current reports on Form 8-K were filed by Citrus during the last fiscal quarter covered by this report.

                            SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CITRUS FINANCIAL SERVICES, INC.

Dated:  March 23, 1999            By:  /s/ Josh C. Cox, Jr.
                                  Josh C. Cox, Jr.
                                  President and Chief Executive Officer

Dated:  March 23, 1999            By: /s/ Henry O. Speight
                                  Henry O. Speight
                                  Executive Vice President and
                                  Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Robert L. Brackett            March 23, 1999
ROBERT L. BRACKETT
Class II Director


/s/ Josh C. Cox, Jr.              March 23, 1999
JOSH C. COX, JR.
President, Chief Executive Officer
and Class III Director


/s/ Hubert Graves, Jr.            March 23, 1999
HUBERT GRAVES, JR.
Class I Director


/s/ Roy H. Lambert                March 23, 1999
ROY H. LAMBERT
Class II Director


/s/ Earl H. Masteller             March 23, 1999
EARL H. MASTELLER
Class I Director


/s/ Louis L. Schlitt              March 23, 1999
LOUIS L. SCHLITT
Secretary and Class III Director


/s/ Walter E. .Smith, Jr.         March 23, 1999
WALTER E. SMITH, JR.
Class I Director


/s/ James R. Thompson             March 23, 1999
JAMES R. THOMPSON
Class II Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders as of the date of filing this report. An annual report and proxy materials will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB. Citrus's Proxy Statement and 1998 Annual Report are included as Exhibits 22.1 and 22.2 of this filing.

                             Exhibit 23.1




                Consent of Independent Auditors



We agree to the incorporation by reference into this Form 10-KSB of our report, dated January 22, 1999, on our audit of the consolidated financial statements of Citrus Financial Services, Inc. and Subsidiary included in the Citrus Annual Report for the year ended December 31, 1998.


/s/ STEVENS, SPARKS & COMPANY, P. A.
STEVENS, SPARKS & COMPANY, P. A.
Jacksonville, Florida
March 17, 1999

                 CITRUS FINANCIAL SERVICES, INC.
                   1717 Indian River Boulevard
                    Vero Beach, Florida  32960


             NOTICE OF ANNUAL MEETING OF SHAREHOLDERS
                   TO BE HELD ON APRIL 26, 1999


     NOTICE IS HEREBY GIVEN, that the 1999 Annual Meeting of Shareholders ("Annual Meeting") of Citrus Financial Services, Inc. ("Citrus"or the "Company") will be held on Monday, April 26, 1999 at 5:00 p.m., Local Time, at the Courthouse Executive Center, 2145 14th Avenue, Vero Beach, Florida, for the following purposes, all of which are more completely set forth in the accompanying Proxy Statement.

  1. To elect a total of two Class III directors, each to serve for a term of three years (Proposal I);

  2. To ratify the Board of Directors' appointment of the Company's independent auditors for the fiscal year ended December 31, 1999 (Proposal II);

  3. To approve the adjournment of the Annual Meeting to solicit additional proxies in the event that there are not sufficient votes to approve any one or more of the proposals (Proposal III); and

  4. To transact such other business as may properly come before the Annual Meeting or any adjournments thereof.

Note: The Board of Directors is not aware of any other business to come before this Annual Meeting.

   Pursuant to the Bylaws, the Board of Directors has fixed the close of business on March 12, 1999, as the "Record Date" for the determination of shareholders entitled to notice of and to vote at the Annual Meeting or any adjournment thereof.


                              By Order of the Board of Directors



                              Josh C. Cox, Jr.
                              President and Chief Executive Officer


Vero Beach, Florida
March 29, 1999



IT IS IMPORTANT THAT PROXIES BE RETURNED PROMPTLY. THEREFORE, WHETHER OR NOT YOU PLAN TO BE PRESENT IN PERSON AT THE ANNUAL MEETING, PLEASE SIGN AND DATE THE ENCLOSED PROXY CARD AND RETURN IT IN THE ACCOMPANYING ENVELOPE.

                 CITRUS FINANCIAL SERVICES, INC.
                   1717 Indian River Boulevard
                    Vero Beach, Florida  32960


                         PROXY STATEMENT
                  ANNUAL MEETING OF SHAREHOLDERS
                          April 26, 1999


Solicitation and Voting of Proxies

   This Proxy Statement and the accompanying Proxy Card are being furnished to shareholders of Citrus Financial Services, Inc. ("Citrus" or the "Company") in connection with the solicitation of proxies by the Board of Directors to be used at the Company's Annual Meeting of Shareholders ("Annual Meeting") or any adjournment thereof. The Annual Meeting will be held on Monday, April 26, 1999, at 5:00 p.m., Local Time, at the Courthouse Executive Center, 2145 14th Avenue, Vero Beach, Florida.

   Regardless of the number of shares of common stock owned, it is important that shareholders be represented by proxy or in person at the Annual Meeting. Shareholders are requested to vote by completing the enclosed Proxy Card and returning it signed and dated in the enclosed postage prepaid envelope. Shareholders are urged to indicate the way they wish to vote in the space provided on the Proxy Card. Proxies solicited by the Board of Directors of the Company will be voted in accordance with the directions given therein. Where no instructions are indicated, proxies will be voted "FOR" the management director nominees set forth below; "FOR" the ratification of Stevens, Sparks & Company, P.A., as the independent auditors of Citrus for the fiscal year ended December 31, 1998; and if necessary, "FOR" approval to adjourn the Annual Meeting to further solicit Proxies.

Revocation of Proxy

   A shareholder's presence at this Annual Meeting will not automatically revoke his or her proxy. Shareholders may revoke a proxy at any time prior to its exercise by filing with the Secretary of the Company a written notice of revocation, by delivering to the Company a duly executed proxy bearing a later date, or by attending the Annual Meeting and voting in person.

Voting Securities

   The securities which may be voted at this Annual Meeting consist of shares of common stock of Citrus ("Common Stock") with each share entitling its owner to one vote for the election of directors and any other matters that may come before the Annual Meeting. The close of business on March 12, 1999, has been fixed by the Board of Directors as the record date ("Record Date") for the determination of shareholders entitled to notice of and to vote at this Annual Meeting and any adjournment thereof. The total number of shares of the Company's Common Stock outstanding on the Record Date was 952,296 shares which are held by approximately 411 shareholders.

   The presence, in person or by proxy, of at least a majority of the total number of outstanding shares of Common Stock is necessary to constitute a quorum at the Annual Meeting. In the event there are not sufficient votes for a quorum to approve any Proposal at the time of the Annual Meeting, this Annual Meeting may be adjourned in order to permit further solicitation of proxies.

Certain Shareholders

   As of March 12, 1999, no persons or apparent groups of persons, other than Officers or Directors of the Company and Citrus Bank, N.A. (the "Bank"), are known by management to own beneficially five percent or more of the outstanding shares of Citrus' Common Stock.

                PROPOSAL I - ELECTION OF DIRECTORS

   The Board of Directors of Citrus, as proposed herein, will be composed of eight members. The Board of Directors is divided into three classes and the terms of each class are staggered so that approximately one-third of the directors are elected each year. Terms for directors are three years. Currently there are three Class I directors, three Class II directors, and two Class III directors. Two Class III directors have been nominated by the Board to stand for election at this Annual Meeting.

   Management's nominees to fill the three-year terms are Josh C. Cox, Jr., and Louis L. Schlitt, both of which are presently directors of Citrus.

   It is intended that the proxies solicited by the Board of Directors will be voted "FOR" the election of said nominees. If any nominee is unable to serve, the shares represented by all valid proxies will be voted for the election of such substitute as the Board may recommend. At this time the Board of Directors knows of no reason why any nominee might not be able to serve.

                  The Board of Directors recommends that shareholders vote "FOR" election of the nominees.

   The following table describes the period that each nominee has served as a director of Citrus, his position and offices held with the Company, his principal occupation or employment, and further contains information as of March 12, 1999, with respect to the beneficial ownership (as such term is defined under the Rules and Regulations of the Securities Exchange Commission) of the Company's Common Stock held by each nominee, each director, and all directors as a group.

Name, age, principal                          Amount and nature
occupation, director-                Current    of beneficial
ships and business          Director  term       ownership of        Percent
experience                  since    expires     Common Stock      of class<F1>

Management's nominees for three-year terms:
Class III Directors

Josh C. Cox, Jr., Age 56.   1993      1999        26,558             2.7%
President and Chief Executive
Officer of the Company since
June 1994. Vice Chairman and
Chief Executive Officer of the
Bank currently.  Bank Consultant
since 1976.  President and
Chief Executive Officer of First
Guaranty Bank, Hammond,
Louisiana from 1986 to 1991.

Louis L. Schlitt, Age 62.   1989      1999        72,128              7.1%
President of Schlitt Insurance
Services, Inc. since 1983.
President of Louis Schlitt, Inc.
since 1984.

Continuing Directors:

Class I Directors

Hubert Graves, Jr., Age 67. 1989      2000       149,657             14.8%
President of Hubert Graves
Citrus, Inc. since 1965.
President of HGX, Inc. since
1977.

Earl H. Masteller, Age 59.  1989      2000        45,062              4.6%
President of Masteller &
Moler Associates, Inc., since
1985.  Vice President of
Masteller, Moler and Reed,
Inc., since 1987.  Secretary
of Walsh Environmental
Services, Inc. since 1997.

Walter E. Smith, Jr.,       1990      2000       121,231             12.0%
Age 57.
Owner and operator of
Unocal 76 Truck stops in
Florida and Georgia since 1973.
Director of Travel Centers of
America, Inc. and Subsidiaries
since 1997.


Name, age, principal                          Amount and nature
occupation, director-                Current    of beneficial
ships and business          Director  term       ownership of        Percent
experience                   since   expires     Common Stock      of class<F1>

Class II Directors
Robert L. Brackett, Age 63.  1989      2001      111,279<F2>          11.4%
Chariman of the Board of the
Company and the Bank since
Treasurer and Director
of Credit Data Services, Inc.
Since 1977.

Roy H. Lambert, Age 67.      1994      2001      219,900<F3>          21.0%
Chairman of Regency Windsor,
Inc. since 1974.

James R. Thompson, Age 69    1990      2001      222,437<F4>          21.2%
Consulting Engineer for Regency
Windsor Capital, Inc. since 1988.
President of Regency Acquisitions,
Inc. from 1980 to 1988.  Advisor
To Chairman of Regency Windsor
Management Co. since 1996.

All Directors and Executive Officers
as a group (13 persons).                         953,913<F5>          69.1%




<F1> Percentage computed on 952,296 shares issued and outstanding, plus 469,772 shares subject to presently exercisable stock purchase warrants granted in connection with Citrus' stock offering, and 62,613 shares subject to presently exercisable stock options for a total of 1,484,681 beneficial shares.

<F2> Includes 21,734 shares subject to presently exercisable stock purchase warrants granted in connection with Citrus' initial stock offering.
     Includes 7,372 shares owned by Mr. Brackett individually, 288 shares owned by his wife, and 71,770 shares owned by Mr. Brackett as Trustee.

<F3> Includes 95,978 shares subject to presently exercisable stock purchase warrants granted in connection with Citrus' initial stock offering.
     Includes 123,764 shares owned by the Revocable Trust of Roy H. Lambert of which Mr. Lambert is the beneficiary, and 158 shares owned by Mr. Lambert individually.

<F4> Includes 1,111 shares subject to presently exercisable stock purchase warrants granted in connection with Citrus' initial stock offering.
     Includes 123,764 shares owned by the Revocable Trust of Roy H. Lambert, of which Mr. Thompson is the sole Trustee, and 1,584 shares owned individually.

<F5> Includes 526,407 shares owned plus 364,893 shares subject to presently exercisable stock purchase warrants granted in connection with Citrus' initial stock offering and 62,613 shares which may be acquired under presently exercisable stock options.

Board of Directors Meetings

   Citrus conducts its business through meetings of the Board of Directors.
During the fiscal year ended December 31, 1998, the Board of Directors held five meetings. No director of the Company attended fewer than 75% of the total meetings of the Board of Directors.

Committees of the Board of Directors

   The Board of Directors of the Company does not have standing Committees.

Directors' Compensation

   Citrus paid director fees of $5,500 to its Directors for the period ended
December 31, 1998, and Citrus Bank paid director fees of $45,500 to its Directors for the same period.

Executive Compensation

   The table below identifies the Chief Executive Officer and other principal officers of Citrus or of its wholly owned subsidiary Citrus Bank, whose total annual cash compensation exceeded $100,000 during the fiscal year ended
December 31, 1998.

                         Summary Compensation Table


                                                        Long-term
                            Annual Compensation       compensation
Name and principal                      Other annual     Stock      All other
position          Year Salary<F1> Bonus compensation<F2> options  compensation
Josh C. Cox, Jr.  1998 $160,000   None    $ 20,285        None          None
President and     1997 $160,000   None    $ 18,852        None          None
Chief Executive   1996 $160,000   None    $ 17,853        26,400        None
Officer since
July 1, 1994

<F1> Mr. Cox's annual base salary for the fiscal year 1999 is $160,000.  This base salary is considered to be compensation for Mr. Cox's service as President and Chief Executive Officer of the Company and Vice Chairman and Chief Executive Officer of the Bank.
<F2> Other annual compensation includes $8,447 which is the value of the cost to Citrus of the use of a Bank owned automobile, director fees of $6,000, annual club dues of $5,162 and miscellaneous employee benefits of $676.

Benefits

     Insurance: Citrus Bank's full-time officers and employees are provided hospitalization, major medical, short and long-term disability, dental insurance, and term life insurance under group plans on generally the same basis to all full-time employees. The Bank pays 95% of the costs of this insurance.

     Bonuses: Neither the Company nor the Bank has an established bonus policy for employees; however, based upon Citrus' operating results for 1998, the Bank's Board of Directors awarded $20,500 in bonuses to employees of the Bank during the year ended December 31, 1998. The payment of any bonus is at the sole discretion of the Board of Directors.

     401(k) Plan: During 1990 Citrus Bank adopted a 401(k) Plan (the "Plan") which covers all of the employees of the Bank who have completed at least one year of service and who are at least 20 years of age. The effective date of the Plan was January 1, 1990. Eligible employees who choose to participate in the Plan may contribute from 1% to 15% of their annual base salary to the Plan. The Bank may match up to 100% of all employee contributions which are equal to or less than $10,000 of base salary. In addition, the Bank may elect to make additional contributions to the Plan based upon the Bank's annual profit. Contributions made by the Bank do not vest in an individual employee until that employee has 2 years of service, at which time 25% of contributions made are earned. For each additional year of service, an employee will earn another 25% until the end of year five when an employee will be 100% vested. The Bank contributed $11,000 to match 25% of employees' 1998 contributions to the Plan for the fiscal year ended December 31, 1998.


              PROPOSAL II  - APPOINTMENT OF AUDITORS
             FOR FISCAL YEAR ENDED DECEMBER 31, 1999

     Citrus' independent auditors for the fiscal year ended December 31, 1998, were Stevens, Sparks & Company, P.A. (formerly Stevens, Thomas, Schemer & Sparks, P.A.). The Board of Directors appointed Stevens, Sparks & Company, P.A. to be its independent auditors for the fiscal year ending December 31, 1999, subject to shareholder approval. A member of the firm will be present at the Annual Meeting to respond to shareholders questions and will have the opportunity to make a statement if he so desires.

               The Board of Directors recommends that shareholders vote "FOR" the ratification of the appointment of Stevens, Sparks & Company, P.A. as independent auditors for the fiscal year ending December 31, 1999.


               PROPOSAL III - ADJOURNMENT OF ANNUAL MEETING

     The Board of Directors of Citrus seeks your approval to adjourn the Annual Meeting in the event that the number of proxies sufficient to approve Proposals I and II are not received by April 27, 1999. In order to permit proxies that have been received by Citrus at the time of the Annual Meeting to be voted, if necessary, for adjournment, Citrus is submitting the question of adjournment to permit further solicitation of proxies as a separate matter for your consideration. If it is necessary to adjourn the Annual Meeting and the adjournment is for a period of less than 30 days, no notice of the time and place of the adjourned meeting need be given the shareholders, other than an announcement made at the Annual Meeting.

                    The Board of Directors recommends that
                    shareholders vote "FOR" approval to
                    adjourn the Meeting.

Solicitation

     The cost of soliciting proxies on behalf of the Board of Directors for the Annual Meeting will be borne by Citrus. Proxies may be solicited by directors, officers, or regular employees of the Company or Citrus Bank in person or by telephone, telegraph or mail. Citrus will request persons, firms and corporations holding shares in their names, or in the names of their nominees, which are beneficially owned by others, to send proxy materials to and obtain proxies from such beneficial owners, and will reimburse such holders for their reasonable out-of-pocket expenses in doing so.

Shareholder Proposals

     In order to be eligible for inclusion in Citrus' proxy material for next year's Annual Meeting of Shareholders, any shareholder proposal to take action at such Annual Meeting must be received at the Corporate Office of the Company, 1717 Indian River Boulevard, Suite 100, Vero Beach, Florida 32960, on or before January 22, 2000. Proposals must comply with the provisions of 17 C.F.R. Section 240.14a-8 ("Rule 14a") of the rules and regulations of the Securities and Exchange Commission in order to be included in the Company's proxy materials.

     New business may be taken up at the Annual Meeting, provided the proposal is stated in writing and filed with the Secretary of the Company at least five days before the Annual Meeting. Any shareholder may make any other proposal at the Annual Meeting and the same may be discussed and considered, but unless stated in writing and filed with the Company's Secretary by the above date, such proposal shall be laid over for action at an adjourned Annual Meeting or at a Special Meeting taking place 30 or more days thereafter. This provision does not prevent the consideration and approval or disapproval at the Annual Meeting of reports of officers, directors, and committees; but in connection with such reports, no new business shall be acted upon at such Annual Meeting unless stated and filed as provided herein.

Financial Statements

     A copy of the Annual Report for the fiscal year ended December 31, 1998, accompanies this Proxy Statement. The Annual Report includes Financial Statements, which information is incorporated herein by reference.

Report on Form 10-KSB

     Shareholders of Citrus can obtain a copy of the Company's Annual Report for the fiscal year ended December 31, 1998, on Form 10-KSB as filed with the Securities and Exchange Commission by making a written request therefor to the Company, Attention: Henry O. Speight, Executive Vice President and Chief Financial Officer, 1717 Indian River Boulevard, Suite 100, Vero Beach, Florida 32960. Copies of exhibits and basic documents filed with that Report or referenced therein will be furnished to shareholders of record upon request. Copies may also be obtained from the Securities and Exchange Commission's internet website located at www.sec.gov.

Other Matters

     The Board of Directors knows of no other matters to be brought before the Annual Meeting. However, if other matters should come before the Annual Meeting, it is the intention of the persons named in the enclosed form of Proxy to vote the Proxy in accordance with their judgment of what is in the best interest of the Company.

                                        Citrus Financial Services, Inc.


Vero Beach, Florida
March 29, 1999

Corporate Profile

Citrus Financial Services, Inc. (Citrus), the parent company of Citrus Bank, National Association, has three full-service banking offices. Two of the offices are located in Indian River County, one in Vero Beach and one in Sebastian. The third location is in Barefoot Bay which is in adjacent Brevard County. Citrus has $84 million in consolidated assets. The principal business activities for Citrus Bank, National Association, include a wide range of FDIC insured deposit products and commercial, real estate and consumer loans, as well as full service mortgage banking activities. In addition, Citrus offers armored car services for its commercial clientele. Citrus' stock is closely held and not traded on any national market.


Contents
To Our Stockholders and Friends. . . . . . . .2
Consolidated Financial Highlights. . . . . . .3
What's New with Services and Markets . . . . .4
Management's Discussion and Analysis . . . . .5
Independent Auditors' Report . . . . . . . . 36
Consolidated Financial Statements. . . . . . 37
Notes to Consolidated Financial Statements . 41
Board of Directors . . . . . . . . . . . . . 63
Officers . . . . . . . . . . . . . . . . . . 65
Shareholder Information. . . . . . . . . . . 66

To Our Stockholders and Friends

Growth, Our Focus for 1998 : In 1998, your Board of Directors directed Management to focus on growth in size and growth in profitability. Rising to this challenge, we began 1998 with a new focus. By the year's end, the Company had gathered total assets of $84 million, having grown $15 million or 22%, and net income grew 126% to $564 thousand. Stockholders' equity grew from $5.8 million to $6.4 million, reflecting a book value per share of $6.77, an increase of $.66 per share. We have also continued to expand our reach. Through our armored car service and our personal banking commitment to the community, we continue to focus on our local banking customers. Our message remains the consistent: meeting the needs of our local communities, with our emphasis on small business customers.

Investing in the Future: Early in 1998, the Board of Directors called on Management to establish internal computer operations and to provide state-of-the-art computer services to the community. In October 1998, Citrus Bank began computer operations, processing all customer accounts internally. This investment provides the Bank with the latest in banking technology, as well as the flexibility to meet customer demands for quality banking services. Sensitive to Year 2000 computer issues, this new system provides the Bank with computer systems that are ready to operate in the new millennium. This new software and hardware has been declared compliant by the vendor and has been tested within the Bank and found compliant. This system provides our customers with the assurance that their money is safe and available.

New Opportunities, Going Further: The Company has filed a registration statement with the Securities and Exchange Commission to offer 1,000,000 to 1,200,000 shares of its common stock to the public. While the offering must be declared effective by the SEC and depends on favorable market conditions, it is the intention to raise additional capital to expand the Company's community banking operations. Community banking business will be expanded through the formation of new banks, additional branch offices of our existing bank, and selected acquisitions of other institutions. Our goal is to establish ourselves as the leading community banking organization in our primary service areas as we expand our presence from Melbourne to Miami. We will achieve this goal through consistent growth and a prudent operating strategy.

Thank You: The support we have received from our stockholders and our local community has been an important ingredient in our success. On behalf of your
Staff, Officers and Board of Directors, thank you.   Sincerely,


Robert L. Brackett, Chairman of the Board   Josh C. Cox, Jr., President & CEO

Consolidated Financial Highlights: Citrus Bank

SUMMARY OF FINANCIAL DATA
(Dollars in thousands, except per share figures)
                                                   At or For the Period Ended
                                                          December 31,
At the Period End:                                       1998           1997
Assets                                              $   84,051     $   69,098
Loans held for investment                           $   53,009     $   49,691
Loans held for investment,
      net of allowance for credit losses            $   52,548     $   49,260
Deposits                                            $   76,703     $   62,601
Stockholders' equity                                $    6,447     $    5,822
Book value per share                                $     6.77     $     6.11
Shares outstanding                                     952,296        952,296
Outstanding warrants to purchase one share of
   common stock                                        469,772        469,772
Vested stock options outstanding                        62,613         62,613
Equity-to-assets ratio                                   7.67%          8.43%
Nonperforming assets-to-total assets ratio               1.06%          2.19%

For the Period:                                       Year Ended December 31,
                                                         1998           1997
Total interest income                               $    6,452     $    5,514
Net interest income before provision                $    3,511     $    3,032
Net income                                          $      564     $      250
Return on average assets                                 0.72%          0.37%
Return on average equity                                 9.93%          4.46%
Average equity-to-average assets ratio                   7.29%          8.28%
Noninterest expenses to average assets                   3.86%          4.10%

Yield and Rates:
Loans held for investment                                 9.9%           9.6%
Securities                                                5.4%           5.7%
Other interest-earning assets                             7.9%           7.2%
All interest-earning assets                               9.0%           8.9%
Deposits                                                  4.8%           4.7%
Other borrowed funds                                      5.5%           5.7%
Net interest margin                                       4.9%           4.9%

What's New with Services and Markets

Pickups and Deliveries: The Company completed its first year by introducing its uniquely competitive, fully staffed, professional armored car service designed to cater to commercial clientele. As a result, many new corporate clients have been added that include small retail clients up to large "entertainment center" clients. The armored car has proven to be multi-faceted, meeting the needs of the small family business as well as the large corporate client. Our focus has been, since our inception, to be a full service commercial banking enterprise specializing in small to medium business, and our armored car service clearly demonstrates that commitment. Other "commercial" banking operations claim they are commercial banks; however, at Citrus Bank, we show our commitment to our commercial clients through our actions, programs and policies.

Developing Our Markets: Our Barefoot Bay Center, opened in late 1996, provides full service banking to this retirement community. By the end of 1998, this newest Center had garnered $16 million in deposits. Our Sebastian Center, which opened a few years earlier, had deposits of $17 million at the end of December 1998. Our Vero Beach Center reached $44 million at the end of the year. These Centers provide the source of funding for our loan programs in the local community. The local residents have been very supportive of these Centers and have welcomed Citrus Bank into their marketplace.

What's in the Future? In the new century, a dynamic organization will be a prerequisite for continued success. Our Company is no different. To ensure our success, we are mapping out a progressive future with expansive goals that will encompass locations from Melbourne to Miami. This kind of vision will require capital investment to support growth. To provide this capital growth we have embarked on a capitalization effort led by a public offering to raise approximately $10,000,000 in 1999. While this effort requires regulatory approval and favorable market conditions, such capitalization will be needed to meet our vision for the future. Our future, like the future of all service industries, relies on the vision of its leadership and the delivery of quality service. At Citrus, we deliver both.

Thanks to You: No business, regardless of its size, is an island unto itself. The commitment of our staff, management and Board of Directors is only part of our success. Our shareholders have been there from the beginning through it all. Thank you for your continued support. Now - on to the best of times!

Management's Discussion and Analysis
of Financial Condition and Results of Operations for Citrus Bank

Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of Citrus at, and results of operations of Citrus for the years ended, December
31, 1998 and 1997.   This discussion should be read in conjunction with the
consolidated financial statements and related footnotes of Citrus presented elsewhere herein.

                                 (Dollars in thousands except per share data)
                                    At or For the Year Ended December 31,
                                     1998    1997     1996     1995     1994
Statement of Operations Data:
  Total interest income            $ 6,452  $ 5,514  $ 4,973  $ 4,830  $ 3,756
  Total interest expense             2,941    2,482    2,288    2,398    1,616
  Net interest income before
      provision for credit losses    3,511    3,032    2,685    2,432    2,140
  Provision for credit losses           23      269      352      100      160
  Net interest income after
      provision for credit losses    3,488    2,763    2,333    2,332    1,980
  Noninterest income                   421      399      371      328      262
  Noninterest expense                3,007    2,775    2,573    2,090    2,117
  Provision for income taxes           338      137       46     (94)     (55)
  Net income                           564      250       85      664      180
Balance Sheet Data:
  Total assets                     $84,051  $69,098  $66,416  $61,498  $57,599
  Earning assets                    76,470   61,599   59,901   56,708   52,543
  Investment securities              5,982    9,283    9,499   10,318   13,228
  Loans held for investment         53,009   49,691   46,463   41,841   37,584
  Allowance for credit losses          461      431      354      373      299
  Loans held for sale                8,291      847    4,561    1,559      625
  Deposit accounts                  76,703   62,601   58,646   53,803   48,283
  Stockholders' equity               6,447    5,822    5,427    5,371    4,250


                                  (Dollars in thousands except per share data)
                                      At or For the Year Ended December 31,
                                        1998     1997    1996    1995     1994
Share Data:
    Basic earnings per share            $0.59    $0.26   $0.09   $0.71   $0.19
    Book value per share (period end)    6.77     6.11    5.77    5.71    4.52
    Weighted average shares outstanding   952      948     940     940     940

Performance Ratios:
    Return on average assets            0.72%    0.37%   0.14%   1.13%    .35%
    Return on average equity            9.93%    4.46%   1.55%  13.79%   4.17%
    Interest-rate spread during period  4.20%    4.17%   4.19%   4.08%   4.12%
    Net interest margin                 4.92%    4.88%   4.54%   4.41%   4.52%
    Efficiency                         76.53%   80.88%  84.20%  75.72%  88.13%

Asset Quality Ratios:
    Allowance for credit losses to
       period end held for investment   0.87%    0.87%   0.76%   0.89%   0.80%
    Net charge-offs to average loans
       held for investment            (0.01)%    0.40%   0.84%   0.07%   0.15%
    Nonperforming assets to period
       end loans held for investment    1.67%    3.02%   3.08%   1.68%   1.31%
       and foreclosed property
    Nonperforming assets to period
       end total assets                 1.06%    2.19%   2.17%   1.15%   0.86%

Capital and Liquidity Ratios (Citrus Bank)
    Average equity to average assets    7.29%    8.28%   8.96%   8.17%   8.39%
    Leverage (4% minimum required)      7.33%    7.93%   8.07%   8.49%   7.86%
    Risk-based capital:
       Tier I                           9.94%   10.82%  10.82%  11.88%  11.19%
       Total                           10.71%   11.68%  11.56%  12.76%  11.95%

Overview
Citrus is a bank holding company and owns 100% of the common stock of Citrus Bank. Citrus was incorporated under the laws of the State of Florida on May 19, 1989 to enhance Citrus Bank's ability to serve its future customers' requirements for financial services.

Citrus Bank began its business operations on April 13, 1990 in a permanent facility located at the corner of Indian River Boulevard and 17th Street, Vero Beach, Florida. The facility is a three-story office condominium, the first floor of which is owned by Citrus Bank. Citrus Bank operates a branch office at 1020 U.S. 1, Sebastian, Florida, which began operations in February 1993 and another branch office located at 1020 Buttonwood Street, Barefoot Bay, Florida, which began operations in September 1996.

We have grown over the last two years:
                                                        December 31,
                                                    1996             1998
                                                  (dollars in thousands)
  Assets                                         $ 66,416          $ 84,051
  Loans held for investment                        46,463            53,009
  Loans held for sale                               4,561             8,291
  Deposits                                         58,646            76,703
  Stockholders equity                               5,427             6,447

   The following discussion should be read in conjunction with the preceding "Selected Consolidated Financial Data" and Citrus' financial statements and the financial statement notes and the other financial data included elsewhere in this report.


Results of Operations

Net Income:   Citrus' net income for the year ended December 31, 1998, was
$564,000, or $0.59 per share, as compared to $250,000, or $0.26 per share, for the year ended December 31, 1997. This improvement reflects Citrus' continued growth as average earning assets increased to $71.4 million during 1998 as compared to $62.2 million during 1997. This improvement also reflects a provision for credit losses for the year ended December 31, 1998 of $23,000 versus $269,000 for the year ended December 31, 1997. The increase in average earning assets resulted in an increase in net interest income before provision for credit losses of $479,000, or 15.8%, for 1998 over 1997. In addition, noninterest income increased 5.5%, to $421,000, in 1998 as compared to $399,000 in 1997. This improvement resulted primarily from deposit account charges resulting from the growth in deposits. The increases in net interest income and noninterest income were partially offset by an increase of $232,000 in non-interest expense for 1998 as compared to 1997, which resulted from increases in staffing costs, a full year of the courier service and general growth experienced at Citrus Bank. The return on average assets for the year ended December 31, 1998, improved to 0.72% as compared with 0.37% in 1997.

Citrus' net income was $250,000, or $0.26 per share, for the year ended December 31, 1997, as compared to $85,000, or $0.09 per share, for the year ended December 31, 1996. The improvement in net income from 1996 to 1997 resulted primarily from a $347,000 increase in net interest income, which is attributable to Citrus' growth, higher net interest margins and improved asset quality during these periods. Total assets at December 31, 1997, were $69.1 million as compared to $66.4 million at December 31, 1996. Average earning assets increased to $62.2 million during 1997 as compared to $56.4 million during 1996. Average total asset growth was principally attributable to a net increase in average loans of $4.6 million during 1997.

A $28,000 increase in non-interest income in 1997 as compared to 1996 also contributed to the improvement in net income. Increases in non-interest income resulted from increased deposit and related account charges associated with an increase in deposit balances of $4.0 million from year-end 1996 to year-end 1997. The increases in net interest income and non-interest income were partially offset by a $202,000 increase in non-interest expense. All components of non-interest expense increased with the exception of other miscellaneous expenses. The increases in expenses primarily result from increases in staff during this period, increased costs associated with the new banking center opened in September 1996, the new courier service and other equipment acquisitions, upgrades and repairs.

Net Interest Income: The largest component of net income for Citrus is net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support its assets. Net interest income is determined by the rates earned on Citrus' interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.

Net interest income was $3.5 million for the year ended December 31, 1998, as compared to $2.8 million for the year ended December 31, 1997. This 26.2% increase reflected the substantial growth of Citrus' loan portfolio between these periods. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 4.2% for both
1998 and 1997. Net interest margin, net interest income divided by average interest-earning assets, remained at 4.9% for 1998 and 1997. Total average loans, including loans held for sale and investment, grew at a faster pace in 1998 versus 1997 than other earning assets. During 1998, total average loans increased 17.6% over 1997 total average loans as compared with 3.4% for all other earning assets over the same period. This resulted in a moderate increase in the average yield on total earning assets from 8.9% in 1997 to 9.0% in 1998. Loans typically provide a higher yield than the other types of earning assets and thus it is one of Citrus' goals to continue to grow the loan portfolio as a percentage of total earning assets. The increase in the yield on average earning assets was partially offset by an increase in the rate paid on interest-bearing liabilities to 4.8% in 1998 as compared to 4.7% in 1997. Increases in average savings of $3.0 million and average time deposits of $5.4 million, both of which typically pay higher rates than transaction accounts, contributed to the increase in overall rates on interest-bearing liabilities.

Net interest income totaled $2.8 million in 1997 and $2.3 million in 1996.
Net interest spread was 4.2% in 1997 as compared to 4.1% in 1996. Citrus' net interest margin also increased to 4.9% in 1997 as compared to 4.8% in 1996.

The net interest spread and net interest margin increased from 1996 to 1997 primarily because of a slight increase in the average yield on loans held for investment of 9.6% in 1997 as compared with 9.5% in 1996 and no change in the average rates paid on interest-bearing liabilities. Also, the total amount of earning assets increased by $5.8 million between the two periods.

Average Balances, Income and Expenses, and Rates: The following table depicts, for the periods indicated, certain information related to Citrus' average balance sheet and its average yields on assets and average costs of liabilities. Yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages and non-accrual loans have been included in net loans held for investment.

Average Balances, Income and Expenses, and Rates (dollars in thousands)

                                    Years Ended December 31,
                                1998                        1997
                              Interest  Average            Interest   Average
                      Average   and     Yield/    Average    and       Yield/
                      Balance Dividends  Rate     Balance  Dividends    Rate
Earning assets:
  Interest-earning
     deposits          $    42  $    2   4.8%   $    51    $    3       5.9%
  Taxable securities     7,990     430   5.4%     9,549       544       5.7%
  Federal funds sold     4,600     245   5.3%     2,621       140       5.3%
  Loans held for sale    9,546     879   9.2%     1,540       159      10.3%
  Loans held for
     investment, net    49,223   4,896   9.9%    48,425     4,668       9.6%
  Total earning assets  71,401   6,452   9.0%    62,186     5,514       8.9%
Non-earning assets       6,568                    5,523

      Total assets     $77,969                  $67,709

Interest-bearing liabilities:
  NOW and money market
      deposits         $ 7,237  $  141   1.9%   $ 7,578    $  152       2.0%
  Savings                7,441     248   3.3%     4,491       147       3.3%
  Time deposits         45,120   2,496   5.5%    39,768     2,125       5.3%
  Other borrowings       1,017      56   5.5%     1,016        58       5.7%
     Total interest-bearing
          liabilities   60,815   2,941   4.8%    52,853     2,482       4.7%

Noninterest-bearing
    liabilities         11,472                    9,247
Stockholders' equity     5,682                    5,609
    Total liabilities
    and stockholders'
    equity             $77,969                  $67,709

Net interest income
   before provision
   for credit losses   $ 3,511                  $ 3,032

Interest-rate spread      4.2%                     4.2%

Net interest margin       4.9%                     4.9%
Ratio of average earning
   assets to average
   interest-bearing
   liabilities          117.4%                   117.7%


Analysis of Changes in Net Interest Income: The following tables present the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect in both volume and rate, which cannot be separately identified, has been allocated proportionately to the change due to volume and due to rate.

                                    For the Year Ended December 31, 1998
                                    vs. the Year Ended December 31, 1997
                                         Increase (Decrease) Due to:

                                                        Volume/
                                   Volume     Rate        Rate          Total
                                          (dollars in thousands)
Earning assets:
   Interest-earning deposits     $   (1)     $   (1)     $    1        $   (1)
   Taxable securities               (89)         (30)         5          (114)
   Federal funds sold                106           -        (1)            105
   Loans held for sale               827         (17)      (90)            720
   Loans held for investment, net     77          149         2            228

     Total earning assets            920          101      (83)            938

Interest-bearing liabilities:
   NOW and money market deposits     (7)          (4)        -            (11)
   Savings                            97            3         1            101
   Time deposits                     286           75        10            371
   Other borrowings                   -           (2)        -             (2)

     Total interest-bearing
         liabilities                 376           72        11            459

     Net interest income before    $ 544        $  29    $ (94)          $ 479
        provision for credit losses


                                      For the Year Ended December 31, 1997
                                      vs. the Year Ended December 31, 1996
                                            Increase (Decrease) Due to:

                                                        Volume/
                                   Volume     Rate       Rate          Total
                                            (dollars in thousands)

Earning assets:
   Interest-earning deposits       $   (3)  $   (1)    $    -         $   (4)
   Taxable securities                 (25)        7         -            (18)
   Federal funds sold                   86       -          -              86
   Loans held for sale               (167)     (12)         6           (173)
   Loans held for investment, net      590       53         7             650

     Total earning assets              481       47        13             541

Interest-bearing liabilities:
   NOW and money market deposits      (10)      (8)         -            (18)
   Savings                              71       10        14              95
   Time deposits                       129      (8)       (1)             120
   Other borrowings                    (5)        2         -             (3)

     Total interest-bearing
           liabilities                 185      (4)        13             194

     Net interest income before    $   296  $    51   $     -         $   347
        provision for credit losses

Interest Sensitivity: Citrus monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. A monitoring technique employed by Citrus is the measurement of Citrus' interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities whose interest rates may be repriced within a given period of time. Citrus also performs asset/liability modeling to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. Citrus can manage interest rate sensitivity by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. Citrus evaluates interest sensitivity risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing and off-balance sheet commitments in order to decrease interest rate sensitivity risk. The table on the following page illustrates Citrus' interest rate sensitivity at December 31, 1998, as well as the cumulative gap position at December 31, 1998 and 1997 (dollars in thousands). Footnotes listed on page following table.

                                            December 31, 1998
                                     More Than
                                        Three   More Than
                                Three   Months   One Year
                               Months   to One   to Five  Over Five
                              Or Less     Year     Years    Years     Total
Assets
  Earning assets
   Interest-earning deposits   $      9  $     -  $     -  $     -  $     9
   Federal funds sold             9,200        -        -        -    9,200
   Securities<F1>                     -        -    5,596      386    5,982
   Loans held for sale            8,291        -        -        -    8,291
   Loans held for investment<F2> 14,945    7,206   24,359    6,478   52,988

     Total earning assets        32,445    7,206   29,955    6,864   76,470

Liabilities
  Interest-bearing deposits
   NOW and money market
       deposits<F1>               7,147        -       -         -    7,147
   Savings deposits <F1>          8,423        -       -         -    8,423
   Certificates of deposit       15,235   28,784   3,721         -   47,740
     Total interest-bearing
           deposits              30,805   28,784   3,721         -   63,310

  Other borrowings                    -        -     217         -      217

     Total interest-bearing
           liabilities           30,805   28,784   3,938         -   63,527



Interest-sensitive gap
     per period                 $ 1,640 $(21,578) $26,017  $ 6,864   $12,943

Cumulative gap at
     December 31, 1998          $ 1,640 $(19,938) $ 6,079  $12,943

Ratio of cumulative gap to
  total earning assets at
  December 31, 1998                2.1%   (26.1)%    7.9%    16.9%

Ratio of cumulative gap to
  total assets at
  December 31, 1998                2.0%   (23.7)%    7.2%    15.4%

Cumulative gap at
  December 31, 1997            $(5,970)  $(6,643) $   259  $ 9,314

Ratio of cumulative gap to
  total earning assets at
  December 31, 1997              (9.7)%   (10.8)%    0.4%    15.1%

Ratio of cumulative gap to
  total assets at
  December 31, 1997              (8.6)%    (9.6)%    0.4%    13.5%


<F1> Investments were scheduled through their contractual maturity dates.
     Excludes non-interest-bearing deposit accounts. Money market, NOW and savings deposits were regarded as maturing immediately. All other time deposits were scheduled through the maturity dates.
<F2> In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities. Non-accrual loans of $141,000 were excluded from above.

Citrus generally would benefit from increasing market rates of interest when it has an asset-sensitive gap and generally from decreasing market rates of interest when it is liability sensitive. Citrus currently is liability sensitive over the three months to one year time frame. This negative sensitivity gap of $21.6 million results principally from the growth in six-month certificates of deposit used to fund increases in variable-rate loans. Management anticipates that as the mix of fixed-rate to variable-rate loans stabilizes over the next few months, this negative gap will decline to be more consistent with historical levels. However, Citrus' gap analysis is not a precise indicator of its interest sensitivity position.

The analysis presents only a static view of the timing of maturities and repricing opportunities without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Accordingly, management believes a liability sensitive position is not as indicative of Citrus' true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income is also affected by other significant factors including changes in the volume and mix of earning assets and interest-bearing liabilities.

Provision and Allowance for Credit Losses: Citrus has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be valid. Thus, we cannot give assurances that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the allowance for credit losses will not be required.

Asset Classification: Commercial banks are required to review and, when appropriate, classify their assets on a regular basis. The Comptroller of the Currency has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, condition, questionable values and the high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes a specific reserve for the full amount of the portion of the asset classified as loss.

All or a portion of general credit loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for credit losses generally do not qualify as regulatory capital. Assets that do not warrant classification in the aforementioned categories, but possess weaknesses, are classified as special mention and are monitored by Citrus.

At December 31, 1998, Citrus had 12 loans totaling $448,000 that were classified as substandard or doubtful. At December 31, 1998, Citrus had no loss assets to be charged-off.

Allowance for Credit Losses: The allowance for credit losses is established through a provision for credit losses charged against income. Loans are charged against the provision when management believes that the collectibility of the principal is unlikely. The provision is an estimated amount that management believes will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration certain factors including changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments and current anticipated economic conditions that may affect the borrower's ability to pay. While management uses the best information available to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions.

At December 31, 1998, the allowance for credit losses amounted to $461,000, or 0.87%, of outstanding loans held for investment. The allowance for credit losses for loans held for investment amounted to $431,000 at December 31, 1997, or 0.87%, of loans held for investment. Citrus' provision for credit losses was $23,000 for the year ended December 31, 1998, and $269,000 for the year ended December 31, 1997. The provisions were made based on management's assessment of general credit loss risk and asset quality. For 1998, the provision includes the credit adjustment discussed in the following paragraph.

During the first quarter of 1998, Citrus settled litigation involving a significant problem loan. As a result of this settlement, Citrus recorded a credit provision of $96,000 for the quarter ended March 31, 1998. The Comptroller of the Currency had previously mandated that this credit be written down prior to resolution of Citrus' lawsuit against the borrower. While management disagreed with the amount of the adjustment made in 1997, the effect on financial condition and results of operations was not considered material.

No separate allowance for credit losses has been established for loans held for sale since these loans are purchased for amounts up to 98% of the note amount. Substantially all of these loans have take-out commitments in place at the time purchased by Citrus, and these loans meet Citrus' guidelines.

Citrus discontinues accrual of interest on loans when management believes, after considering economic and business conditions and collection efforts, that a borrower's financial condition has deteriorated to the point that the collection of interest is doubtful. Generally, Citrus will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. At the time a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

A potential problem loan is one in which management has serious doubts about the borrower's future performance under the terms of the loan contract. These loans are current as to principal and interest and, accordingly, they are not included in nonperforming assets categories. The level of potential problem loans is one factor used in the determination of the adequacy of the allowance for credit losses.

The following table sets forth the information with respect to activity in Citrus' allowance for credit losses for loans held for investment during the periods indicated (dollars in thousands):

                                                         At December 31,
                                                      1998            1997
     Allowance at beginning of period              $   431         $   354

     Charge-offs:
       Real estate loans                                 -             167
       Installment loans                                35              19
       Credit cards and related plans                   10              16
       Commercial and all other loans                    -              10
     Total charge-offs                                  45             212

     Recoveries:
       Real estate loans                                43               -
       Installment loans                                 8              15
       Credit cards and related plans                    -               5
       Commercial and all other loans                    1               -
     Total recoveries                                   52              20

     Provision for credit losses charged
        to operations                                   23             269

     Allowance at end of period                    $   461         $   431

     Ratio of net charge-offs during the period to
        average loans outstanding during the period   0.0%            0.4%

The following table sets forth certain information on nonaccrual loans and real estate owned, the ratio of nonaccrual loans and real estate owned to total assets as of the dates indicated and certain other related information (dollars in thousands):

                                                            At December 31,
                                                         1998           1997
Nonaccrual loans held for investment:
  Real estate loans                                    $     -        $   601
  Installment loans                                          2             10
  Credit cards and related plans                             -              -
  Commercial and all other loans                           139            172
Total nonaccrual loans held for investment                 141            783

Accruing loans held for investment over 90 days delinquent:
  Real estate loans                                        228            336
  Installment loans                                         23              5
  Credit cards and related plans                             -              -
  Commercial and all other loans                           108              -
Total accrual loans held for investment
   over 90 days delinquent                                 359            341

Troubled debt restructurings not included above              -              -

Total nonperforming loans held for investment              500          1,124

Other real estate owned:
  Real estate acquired by foreclosure or deed in lieu
     of foreclosure                                        390            390
  Total nonperforming loans held for investment and
      other real estate owned                           $  890         $1,514

  Total nonperforming loans held for investment
     as a percentage of total loans                       0.9%           2.3%
  Total nonperforming loans held for investment
     as a percentage of total assets                      0.6%           1.6%
  Total nonperforming loans held for investment
     and other real estate owned as a percentage
        of total assets                                   1.1%           2.2%

Troubled debt restructurings and modified loans
   held for investment:
  Current                                              $   685         $1,525
  Past due over 30 days and less than 90 days                -              -
  Past due over 90 days and included above                   -            303

                                                       $   685         $1,828
</TABLE

Loans on which interest was not being accrued totaled $141,000 at December 31, 1998, and $783,000 at December 31, 1997. Had interest been accrued on these nonaccrual loans at originally contracted rates, interest income, before income taxes, would have been increased by approximately $13,000 at December 31, 1998, and $100,000 at December 31, 1997.

The nonaccrual commercial loans held for investment at December 31, 1997, totaling $172,000, were not classified impaired. Citrus' Management anticipated a settlement of litigation in early-1998 covering the single largest nonaccrual commercial loan of $154,000, which represented approximately 90% of the total nonaccrual commercial loans held for investment at December 31, 1997. The settlement in excess of $154,000 was received, which resulted in Citrus recording a credit provision of $96,000 for the quarter ended March 31, 1998, as previously mentioned.

Of the $141,000 in nonaccrual loans held for investment at December 31, 1998, loans totaling $85,000 were classified by management as impaired. The remaining nonaccrual loans held for investment totaling $56,000 were considered adequately capitalized by Citrus' management and were not classified as impaired because management expects to recover substantially all of the balances owed. However, these loans remain on nonaccrual status in accordance with Citrus' policy.

The following table sets forth the recorded investment in impaired loans and the related valuation allowance for each loan category as of December 31, 1998.
At December 31, 1997, no loans held for investment were classified as impaired and for December 31, 1998 and 1997, no loans held for sale were classified as impaired.

                                                      Total          Amount of
                                                    Impaired         Valuation
                                                      Loans          Allowance
   December 31, 1998:
     Commercial real estate                        $     -         $      -
     Residential real estate                             -                -
     Commercial loans                                   85               43
     Consumer loans                                      -                -

     Total impaired loans held
          for investment                           $    85         $     43

All of the impaired loans at December 31, 1998 were measured using management's current estimate of fair value of the collateral. The average loans held for investment classified as impaired totaled $4,000 in 1998 and $-0- in 1997. No material amounts of interest were recorded in 1998 or 1997 for impaired loans.

The following table presents information regarding Citrus' total allowance for credit losses on loans held for investment as well as the allocation of specific amounts to the various categories of loans (dollars in thousands):

                                                   At December 31,
                                              1998                1997
                                                     Loans               Loans
                                                      to                  to
                                                     Total               Total
                                        Amount       Loans     Amount    Loans
 Loans held for investment:
      Commercial real estate loans      $ 101        33%      $ 103       30%
      Residential real estate loans        31        35%         28       40%
      Commercial loans                    257        24%        218       21%
      Consumer loans                       72         8%         82        9%

      Total allowance for credit losses $ 461       100%      $ 431      100%

      Allowance for credit losses as a
         percentage of the total loans
         held for investment outstanding           0.87%                0.87%

Noninterest Income and Expense:
Noninterest Income: Citrus' primary source of noninterest income is service charges on deposit accounts. Other sources of noninterest income include bankcard fees, commissions on check sales, safe deposit box rent, wire transfer and official check fees.

Total noninterest income increased by $22,000 during 1998 as compared to the same period in 1997, reflecting increased activity fees related to increases in deposit balances. Fees and service charges were $350,000 for 1998 as compared to $327,000 for 1997, an increase of $23,000. Noninterest income for the year ended December 31, 1997, was $399,000 as compared to $371,000 for 1996. This increase is primarily a result of the growth in deposit account balances and the related deposit account fees. These fees amounted to $327,000 in 1997 as compared to $316,000 in 1996. The increase in fees and service charges is reflected in the overall growth in deposit accounts with transaction fees. Noninterest-bearing deposit accounts increased from $6.7 million at December 31, 1995, to $13.4 million at December 31, 1998.

Noninterest Expense: Total noninterest expense increased by $232,000 during 1998 as compared to the same period in 1997 as a result of Citrus' continued growth. This increase includes a $186,000 increase in salary and benefits expense as Citrus employed additional employees and provided normal salary and benefit increases. Occupancy-related expenses increased $92,000 in 1998 as compared with the same period in 1997, principally due to higher maintenance expenses, depreciation, operating costs for the new courier service and Year 2000 expenses. All other expenses were generally flat or moderately higher, except that a significant reduction in professional fees of $155,000 was realized due to lower legal and professional costs associated with the resolution of two problem credits, which contributed to the overall decrease in other operating expenses of $46,000 from 1997 to 1998.

Noninterest expense increased from $2.6 million for the year ended December 31, 1996, to $2.8 million for the year ended December 31, 1997. Salaries and benefits were up $138,000 to $1,280,000 reflecting additions to staff for the new armored car service as well as several staff additions to complement loan and deposit growth. This increase also reflects a full year's staff expense on the Bank's Barefoot Bay Center that opened in September 1996. Occupancy expenses increased $12,000 from 1996 largely representing expenses related to the new banking center. Furniture and equipment expenses were up $53,000 primarily attributable to the new banking center and the armored car service as well as computer equipment repairs and upgrading. Miscellaneous expenses remained largely unchanged at $1,043,000. Legal expenses, primarily for the aforementioned problem credits, increased to $221,000 from $155,000 in 1996 and make up the largest single other operating expense. Offsite computer services accounted for $178,000 of the expenses and was up from $156,000 in 1996.

    The following table sets forth the primary components of other operating expenses for the periods indicated (dollars in thousands):

                                                      For the Years Ended
                                                         December 31,
                                                       1998          1997
  Advertising and public relations                   $    72       $    69
  Professional fees                                      133           288
  Data processing                                        158           153
  Stationery, printing, and supplies                      73            58
  Insurance                                               30            24
  Telephone                                               50            40
  Other miscellaneous expenses                           481           411

                                                     $   997        $1,043

Income Tax Expense: The income tax provision was $338,000 for the year ended December 31, 1998, an effective rate of 37.5%. The income tax provision for the year ended December 31, 1997 was $137,000, an effective rate of 35.4%.

Analysis of Financial Condition
Earning Assets
Loans: Loans typically provide higher yields than the other types of earning assets. Thus one of Citrus' goals is for loans to be the largest category of Citrus' earning assets. At December 31, 1998 and 1997, loans (including loans held for sale and investment) accounted for 80% of earning assets. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Loans held for investment averaged $49.2 million during 1998, as compared to $48.4 million in 1997. Loans held for sale have averaged $9.5 million during 1998, as compared with $1.5 million in 1997. The growth in average loans held for sale reflects Management's emphasis on expanding Citrus' table funding loan program and a favorable market for mortgage loan originations and refinancings during 1998. See discussion at "Origination, Purchase, Sale and Repayment of Loans".

The following table shows the composition of the Citrus' loan portfolio by category (dollars in thousands):

Composition of Loan Portfolio:

                                                    At December 31,

                                               1998                   1997
                                                Percent of     Percent of
                                      Amount       Total      Amount     Total
Loans held for investment:
  Commercial real estate             $17,556        33%      $15,008     30%
  Residential real estate             18,358        35%       20,067     40%
  Commercial loans                    12,868        24%       10,330     21%
  Consumer loans                       4,347         8%        4,312      9%
                                      53,129       100%       49,717    100%
Deferred fees, net                     (120)                    (26)
Allowance for credit losses            (461)                   (431)
  Loans held for investment, net     $52,548                 $49,260

Residential real estate:
  Loans held for sale                $ 8,291                 $   847

In the context of this discussion, a "real estate mortgage loan" is defined as any loan other than loans for construction purposes secured by real estate, regardless of the purpose of the loan. Citrus follows the common practice of financial institutions in Citrus' market area of obtaining a security interest in real estate whenever possible in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, Citrus limits its loan-to-value ratio to 80%. Citrus' largest category of loans, residential mortgage loans, totaled $18.4 million and represented 35% of the loan portfolio at December 31, 1998, compared to $20.1 million and 40% at December 31, 1997. A significant portion of mortgage loans are made to finance owner-occupied real estate. Management attempts to maintain a conservative philosophy regarding its underwriting guidelines and believes it will reduce the risk elements of its loan portfolio through strategies that diversify the lending mix.

The following table reflects the contractual principal repayments (excluding nonaccrual loans of $141,000) by period of Citrus' loan portfolio at December 31, 1998 (dollars in thousands):

                                      More Than
                                        Three   More Than
                                        Months  One Year
                               Three    to One  to Five   Over Five
                               Months    Year    Years      Years     Total
Loans held for investment:
  Commercial real estate      $ 4,282  $1,009  $ 11,356  $   909    $17,556
  Residential real estate       2,682   3,707     6,858    5,111     18,358
  Commercial loans              6,298   2,238     3,837      356     12,729
  Consumer loans                1,683     252     2,308      102      4,345

  Total before unearned
        income                $14,945  $7,206  $ 24,359  $ 6,478    $52,988

Loans held for sale:
  Residential real estate     $ 8,291  $    -  $      -  $     -    $ 8,291

Loans held for investment with
  maturities over one year:
  Fixed rate                                                        $17,590
  Variable rate                                                      13,247

  Total maturities greater
   than one year - loans held
   for investment                                                   $30,837

Scheduled contractual principal repayments of loans do not reflect the actual life of our loans. The average life of loans historically has been substantially less than their average contractual terms due to prepayments.
In addition, due-on-sale clauses on mortgage loans generally give Citrus the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property secured by the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan rates. Of the $30.8 million in loans held for investment due after December 31, 1999, 57% of these loans have fixed interest rates and 43% have adjustable interest rates.

Origination, Purchase, Sale and Repayment of Loans: Citrus generally originates loans on real estate located in its primary market area. Residential mortgage loan originations by Citrus are attributable to depositors, other existing customers, advertising, mortgage brokers and referrals from real estate brokers and developers. Citrus' residential mortgage loans generally are originated to ensure compliance with documentation and underwriting standards which permit their sale to the Federal National Mortgage Association and other investors in the secondary market.

Citrus also purchases loans from real estate mortgage brokers located in Florida. These loans conform to the same underwriting guidelines as those for loans originated by Citrus. Substantially all of these loans are purchased with takeout commitments from unrelated third party investors and are generally sold to these investors within 30 days of acquisition.

Citrus engages in the sale of fixed-rate loans and ARM loans to provide liquidity and funding sources for higher yielding loans. The following table sets forth total loans purchased, originated, repaid and sold during the periods indicated (dollars in thousands).

                                                       For the Years Ended
                                                          December 31,
                                                         1998         1997
Originations - loans held for investment:
  Commercial real estate loans                       $   4,623    $   8,277
  Residential mortgage loans                             6,571        4,427
  Commercial loans                                      16,156        7,027
  Consumer loans                                         3,675        3,425

  Total originations of loans held for investment       31,025       23,156

Less:
  Principal reductions                                  27,613       19,936

  Increase in total loans held for investment         $  3,412     $  3,220

Originations and purchases - loans held for sale      $171,223     $ 25,320
Less: loans sold                                       163,779       29,034

  Increase (decrease) in total loans held for sale    $  7,444     $(3,714)


Investment Securities:    The investment securities portfolio is a significant,
although declining, component of Citrus' total earning assets. Total securities averaged $8.0 million for 1998 and $9.5 million in 1997, as compared to $10.0 million in 1996. This represents 11% of the average earning assets for 1998, 15% of the average earning assets for 1997, and 18% of the average earning assets for 1996. Citrus attempts to maintain a portfolio of high quality, highly liquid investments with returns competitive with short term
U.S. Treasury or agency obligations. This objective is particularly important as Citrus continues to emphasize increasing the percentage of the loan portfolio to total earning assets. Citrus primarily invests in U.S. Treasury securities and securities of other U.S. Government agencies with maturities up to five years.

The investment portfolio is comprised primarily of U.S. Treasury and U.S. Government agency securities and mortgage-backed securities. According to Financial Accounting Standards No. 115, investment portfolio is categorized as either "held-to-maturity," "available-for-sale" or "trading." Investments held-to-maturity represent those investments which Citrus has the positive intent and ability to hold to maturity. These investments are carried at amortized cost. Investments available-for-sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These investments are reported at fair market value with unrealized gains and losses being reported as a separate component of stockholders' equity, net of income taxes. Trading securities are held primarily for resale and are recorded at their fair values. Unrealized gains or losses on trading securities are included immediately in earnings. At December 31, 1998 and 1997, Citrus had no securities categorized as trading.

Investment Portfolio: The following table sets forth the carrying value of Citrus' investment portfolio (dollars in thousands):

                                                       At December 31,
                                                      1998         1997
     Securities available-for-sale:
       U. S. Government agency securities           $ 1,618      $ 1,104
       Mortgage-backed securities                     2,671        4,265
       Other                                            386          427

          Total                                     $ 4,675      $ 5,796

     Securities held-to-maturity:
       U. S. Government agency securities           $   481      $ 1,474
       Mortgage-backed securities                       826        1,762
       Other                                              -          251

          Total                                     $ 1,307      $ 3,487


The following table sets forth the amortized cost of Citrus' investment portfolio at the dates indicated (dollars in thousands):

                                                        At December 31,
                                                      1998         1997
     Securities available-for-sale:
       U. S. Government agency securities           $ 1,600      $ 1,101
       Mortgage-backed securities                     2,734        4,396
       Other                                            386          427

          Total                                     $ 4,720      $ 5,924

     Securities held-to-maturity:
       U. S. Government agency securities           $   481      $ 1,474
       Mortgage-backed securities                       826        1,762
       Other                                              -          251

          Total                                     $ 1,307      $ 3,487

Investment Securities Maturities: The following table sets forth, by maturity distribution, certain information pertaining to the securities held to maturity portfolio as follows (dollars in thousands):

                                  After One Year   After Five Years
                One Year or Less   to Five Years     to Ten Years   Over Ten Years       Total
                Carrying Average Carrying Average Carrying Average Carrying Average Carrying Average
                   Value  Yield   Value    Yield   Value   Yield   Value    Yield   Value    Yield
December 31, 1998:
U. S. Government
 agency
 securities       $    -  0.0%   $2,099    5.0%    $    -  0.0%    $   -    0.0%    $2,099   5.0%
Mortgage-backed
 securities            -  0.0%      560    6.2%     1,970  5.9%      967    5.2%     3,497   5.7%
Other                  -  0.0%        -    0.0%         -  0.0%      386    5.4%       386   5.4%

      Total        $   -  0.0%   $2,659    5.3%    $1,970  5.9%   $1,353    5.2%    $5,982   5.5%

December 31, 1997:
U. S. Government
 agency securities $1,496 4.5%   $  605    6.2%    $  477  3.9%   $    -    0.0%    $2,578   4.8%
Mortgage-backed
 securities           599 5.1%      859    5.6%       197  5.8%    4,372    5.6%     6,027   5.6%
Other                 251 5.2%        -    0.0%         -  0.0%      427    6.6%       678   6.1%

      Total        $2,346 4.7%   $1,464    5.9%    $  674  4.5%   $4,799    5.7%    $9,283   5.4%

Short-Term Investments: Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell and interest-bearing deposits, averaged $4.6 million in 1998 as compared to $2.7 million in 1997 and to $1.1 million in 1996. At December 31, 1998, short-term investments totaled $9.2 million and $2.6 million at December 31, 1997. During 1998, Management has intentionally sought to increase certificates of deposit to support expected loan growth. The additional funds generated from recent certificate of deposit promotions will be deployed into higher earning assets during 1999. These funds are a primary source of Citrus' liquidity and are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities: Average interest-bearing liabilities grew $8.0 million, or 15%, to $60.8 million for 1998, which reflects the general growth in Citrus Bank. Average interest-bearing liabilities increased approximately $4.4 million, or 9%, to $52.9 million in 1997, from $48.4 million in 1996.

Deposits: Average interest-bearing deposits totaled $59.8 million for 1998, an increase of 15% over 1997. Average interest-bearing deposits increased approximately $4.5 million, or 9%, to $51.8 million in 1997, from $47.4 million in 1996, and end of period total noninterest-bearing deposits increased $2.6 million, or 32%, to $10.7 million in 1997 from $8.1 million in 1996. At December 31, 1998, total deposits were $76.7 million compared to $62.6 million at December 31, 1997, an increase of 23%.

Deposits are attracted principally from Citrus' primary market area. Citrus offers a broad selection of deposit instruments including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificate accounts and retirement savings plans. Certificate of deposit rates are set to encourage longer maturities as cost and market conditions will allow. Deposit account terms vary with the primary differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate offered.

Other Sources of Funds:   In addition to deposits, the sources of funds
available for lending and other business purposes include loan repayments, loan sales and securities sold under agreements to repurchase. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources such as deposits at less than projected levels and are also used to fund the origination of mortgage loans designated to be sold in the secondary markets.

Citrus has emphasized commercial banking relationships in an effort to increase demand deposits as a percentage of total deposits. Citrus' courier service began operations in the fourth quarter of 1997. The courier service will serve Citrus' business customers primarily in Indian River County.

Management sets the deposit interest rates weekly based on a review of deposit flows for the previous week and a survey of rates among direct competitors and other financial institutions in Florida. The table on the following page shows the distribution of, and certain other information relating to, Citrus' deposit accounts by type at the date indicated (dollars in thousands).

                                             At December 31,
                                      1998                     1997
                                          Percent of               Percent of
                                Amount      Total       Amount        Total
  Demand deposits              $ 13,393     17.4%      $ 10,723       17.1%
  NOW deposits                    4,121      5.4%         3,701        5.9%
  Money market deposits           3,026      3.9%         4,095        6.5%
  Savings deposits                8,423     11.0%         5,993        9.6%

     Subtotal                    28,963     37.7%        24,512       39.1%

  Certificates of deposit:
     3.00% - 3.99%                  913      1.2%           192        0.3%
     4.00% - 4.99%                3,490      4.6%         3,669        5.9%
     5.00% - 5.99%               42,123     54.9%        33,934       54.2%
     6.00% - 6.99%                1,214      1.6%           294        0.5%

     Total certificates of
        deposit<F1>              47,740     62.3%        38,089       60.9%

  Total deposits<F2>           $ 76,703    100.0%      $ 62,601      100.0%

<F1> Includes individual retirement accounts ("IRA") totaling $3,173,000 and
     $3,117,000 at December 31, 1998 and 1997, all of which are in the form of certificates of deposit.
<F2> The deposit portfolio does not contain a concentration from any one depositor or related group of depositors.

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for Citrus' loan portfolio and other earning assets. Citrus' core deposits were $66.3 million at December 31, 1998, $54.5 million at December 31, 1997, and $47.9 million at December 31, 1996. Management anticipates that a stable base of deposits will be Citrus' primary source of funding to meet both its short-term and long-term liquidity needs in the future.

Jumbo certificates ($100,000 and over) mature as follows (dollars in thousands):

                                                        At December 31,
                                                  1998              1997
     Due three months or less                   $  2,861          $  2,850
     Due over three months to twelve months        7,237             3,681
     Due over twelve months to three years           100             1,548
     Due over three years                            179                 -

          Total                                 $ 10,377          $  8,079


Other time deposits under $100,000 mature as follows (dollars in thousands):

                                                        At December 31,
                                                  1998               1997
     Due three months or less                   $ 12,374           $  8,803
     Due over three months to twelve months       21,547             11,604
     Due over twelve months to three years         2,778              9,603
     Due over three years                            664                  -

          Total                                 $ 37,363           $ 30,010


The following table sets forth the net deposit flows of Citrus during the periods indicated (dollars in thousands):
                                                        At December 31,
                                                  1998                1997
     Net increase before interest credited      $ 11,319            $  1,498
     Net interest credited                         2,783               2,457

          Net deposit increase                  $ 14,102            $  3,955

Customers with large certificates of deposit tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions fund their balance sheets in part through large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, Citrus does not accept brokered deposits.

Borrowings: Citrus Bank has a line of credit master agreement with the FHLB of Atlanta that enables Citrus Bank to borrow up to $10,000,000. These advances are collateralized by the Bank's FHLB stock and a blanket floating lien consisting of wholly-owned residential (1-4 units) first mortgage loans. At December 31, 1998, there were no advances outstanding under this line. In addition to the line of credit arrangement, Citrus Bank had fixed FHLB advances outstanding as follows (dollars in thousands):

                                                            At December 31,
     Maturity Date          Interest Rate         1998             1997
       2000                    5.26%             $     -          $   167
       2003                    5.76%                 217              266
                                                 $   217          $   433

Interest expense on the line of credit and other FHLB advances amounted to approximately $54,000 for 1998 and $56,000 for 1997.

Citrus' Regulatory Capital Position: Total stockholders' equity as of December 31, 1998, was $6.4 million, an increase of $625,000 or approximately 11% compared with stockholders' equity of $5.8 million as of December 31, 1997. This increase was attributable to net income for the year ended December 31, 1998, of $564,000 and a $61,000 net increase in the market value of investment securities available-for-sale.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures adjusted for risk weights ranging from 0% to 100%. The Federal Reserve grants an exemption from these requirements for bank holding companies with less than $150 million in consolidated assets and, therefore, Citrus' capital is currently measured only at Citrus Bank level. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity excluding the unrealized gain (loss) on available-for-sale securities minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

Banks are also required to maintain capital at a minimum level based on total assets which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Citrus Bank exceeded their minimum regulatory capital ratios as of December 31, 1998, as reflected in the following table. The table on the following page sets forth Citrus Bank's regulatory capital position at December 31, 1998, and the effects of the minimum proposed offering of Citrus' Common Stock (see "What's New With Services and Markets") on its capital position on a pro forma basis (dollars in thousands):

                              Actual          Minimum<F1>  Well-Capitalized<F2>
                             Amount    %      Amount    %    Amount      %
As of December 31, 1998:
Total Capital (to
   Risk-Weighted Assets)     $ 6,476  10.71%  $ 4,839  8.00% $ 6,049    10.00%
Tier 1 Capital (to
   Risk-Weighted Assets)     $ 6,015   9.94%  $ 2,420  4.00% $ 3,630     6.00%
Tier 1 Capital (to
   Average Assets)           $ 6,015   7.33%  $ 3,283  4.00% $ 4,104     5.00%

Pro Forma Adjustments <F3><F4>:
Total capital (to
   Risk-Weighted Assets)     $ 3,000          $    48        $    60
Tier 1 Capital (to
   Risk-Weighted Assets)     $ 3,000          $    24        $    36
Tier 1 Capital (to
   Average Assets)           $ 3,000          $   120        $   150

Pro Forma Ratios:
Total capital (to
   Risk-Weighted Assets)     $ 9,476  15.51%  $ 4,887  8.00% $ 6,109    10.00%
Tier 1 Capital (to
   Risk-Weighted Assets)     $ 9,015  14.76%  $ 2,446  4.00% $ 3,666     6.00%
Tier 1 Capital (to
   Average Assets)           $ 9,015  10.60%  $ 3,403  4.00% $ 4,254     5.00%

<F1> The minimum required for adequately capitalized purposes.
<F2> To be "well-capitalized" under the FDIC's Prompt Corrective Action regulations.
<F3> Adjusted for net proceeds from minimum offering of $3,000,000 to be used by Citrus Bank for new branches.
<F4> Assumes $3,000,000 initially invested by Citrus Bank in 20% risk-weighted assets.

Management of Citrus' Sources and Uses of Funds

Liquidity management involves monitoring Citrus' sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are under varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and may be controlled very precisely at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and cannot be controlled as precisely.

Asset liquidity is provided by cash and assets which are readily marketable, can be pledged or will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in Citrus' market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase.

Citrus' federal funds sold position, which is typically its primary source of liquidity, averaged $4.6 million during the year ended December 31, 1998, and was $9.2 million at December 31, 1998. Citrus also maintains federal funds purchased lines with several financial institutions, in the aggregate amount of $1,750,000, although these have not been utilized during 1998.

Management regularly reviews the liquidity position of Citrus and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. Citrus intends to use the net proceeds of the offering to finance the formation of new banks or the acquisition of existing banks, as well as to support the continued growth of Citrus. Citrus anticipates that the net proceeds of the proposed offering of Citrus' Common Stock (see"What's New With Services and Markets") will be adequate for the establishment of these branches and Citrus' capital needs for the foreseeable future. However, should Citrus need additional capital to support the branches or Citrus' growth, Citrus would likely obtain loans from third parties.

Changes in Financial Reporting Requirements: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires the disclosure of basic earnings per share in replacement of primary earnings per share and diluted earnings per share in replacement of fully diluted earnings per share. Primary earnings per share is based on the weighted average number of shares of common stock outstanding and the dilutive effect of options and other common stock equivalents. Basic earnings per share does not consider any dilution. Diluted earnings per share is similar to fully diluted earnings per share, which considers all potentially dilutive securities. SFAS 128 becomes effective with annual and interim financial statements for periods ending after December 15, 1997. Upon initial application of SFAS 128, all earnings per share data presented for prior periods must be restated to conform to the new standard. Citrus adopted SFAS 128 in 1998.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 requires an entity to report its change in equity during the period from transactions and events other than those resulting from investments by and distributions to owners. All items that are recognized as comprehensive income are required to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 becomes effective with annual and interim financial statements for periods ending after December 15, 1997. Citrus adopted SFAS 130 in 1998.

Citrus' Efforts to Prepare for the Year 2000: Citrus is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Primary systems that do not properly recognize this information could generate erroneous data or cause a system to fail. Citrus is utilizing both internal and external resources to identify, correct and test their systems for Year
2000 compliance. Management believes that all necessary modifications and testing have been completed. To date, confirmations have been received from all of the Bank's primary processing vendors that their software is now Year 2000 compliant. One remaining vendor processing credit cards has confirmed that Year 2000 compliant upgrades will be delivered in early 1999. To date there have been no significant limitations on recourse under the representations obtained from primary vendors that have indicated Year 2000 compliance.

In addition to representations made by the primary vendors, Citrus has tested all mission critical hardware and software, except for its credit card processor. In the event the credit card processor places significant limitations on its representations or the mission critical testing is not successfully completed in a timely manner, Citrus intends to sell its credit card portfolio, which represents less than 1% of outstanding loans. At December 31, 1998, Citrus had estimated total Year 2000 costs of $55,000 in excess of normal recurring capital expenditures for routine software and hardware upgrades. Of this amount, approximately $20,400 remains to be spent. It is recognized that any Year 2000 compliance failures could result in additional expenses to Citrus.

Citrus has established timelines for testing all ancillary systems, including telephone systems and security devices. We cannot give assurances, however, that all hardware and software that Citrus uses will be Year 2000 compliant, and Citrus cannot predict with any certainty the costs it will incur to respond to any unidentified Year 2000 issues. Factors which may affect the amount of these costs include Citrus' inability to control third party modification plans, Citrus' ability to identify and correct all relevant computer codes, the availability and cost of engaging personnel trained in solving Year 2000 issues and other similar uncertainties.

Further, the business of many of Citrus' customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by Citrus' customers in solving Year 2000 issues could negatively affect those customers' ability to repay any loans which Citrus may have extended. Therefore, even if Citrus does not incur significant direct costs in connection with responding to the Year 2000 issue, we cannot give assurances that the failure or delay of Citrus' customers or other third parties in addressing the Year 2000 issue or the costs involved in the process will not have a material adverse effect on Citrus' business, financial condition, or results of operations.

To date our efforts have been centered primarily upon notification of our customers for the purpose of making them aware of the Year 2000 issues and we have not conducted specific analysis of the Year 2000 risk exposure for our borrowers and customers. Our significant commercial customers have been surveyed to assess their status in preparing for the Year 2000. In 1999, Citrus plans to use checklists to assist in identifying other current and potential borrowers with a high Year 2000 risk exposure. To the extent Citrus identifies a Year 2000 exposure associated with one of its borrowers, the lending officer will work with the borrower on a one-on-one basis to minimize the exposure. Frequent reminders will be made to all customers of Year 2000 matters in monthly deposit statements and other correspondence.

Our Year 2000 plans provide for use of outside consultants in its testing phases to ensure that adequate testing and contingency planning has been conducted. Citrus has completed its initial contingency plan and Management currently believes the most likely worst case scenario centers around the loss of power at its main office, branches and ATM machines. Citrus is currently investigating the most reliable alternate power supply to operate its main office. If necessary, the ATM machines and branch operations would be suspended and the main office would conduct all business operations until the power is restored. Plans also exist to handle the contingency of a disruption in data communications which include use of couriers to provide tapes of data normally transmitted by data lines and printing of reports at the main office for delivery to the tellers and branches.

Future Accounting Requirements:   In September 1998, the Financial Accounting
Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which addresses the accounting for derivative instruments and provides for matching the timing of gain or loss recognition on the hedging instrument. Guidance on identifying derivative instruments is provided as well as additional disclosures. SFAS 133 becomes effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Earlier application is permitted with certain exceptions. Management does not anticipate that adoption of SFAS 133 will have a material impact on the financial condition or results of operations of Citrus.

In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held-for-Sale by a Mortgage Banking Enterprise" (SFAS 134), which amends existing pronouncements to clarify the classification of mortgage-backed securities retained after the securitization of mortgage loans held-for-sale. SFAS 134 becomes effective for fiscal quarters beginning after December 15, 1998. Earlier application is permitted. Management does not anticipate that adoption of SFAS 134 will have a material impact on the financial condition or results of operations of Citrus.

Impact of Inflation on Our Operations: The consolidated financial statements and related data presented herein have been prepared in accordance with Generally Accepted Accounting Principles which require the measurements of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of Citrus are monetary in nature. As a result, interest rates have a more significant impact on Citrus' performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services since these prices are affected by inflation to a larger extent than interest rates. As discussed previously, Management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Independent Auditors' Report


Board of Directors and Stockholders
Citrus Financial Services, Inc. and Subsidiary
Vero Beach, Florida

We have audited the accompanying consolidated balance sheets of Citrus Financial Services, Inc. and Subsidiary ("Citrus") as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of Citrus's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the consolidated financial position of Citrus as of December 31, 1998 and 1997, and the consolidated results of its operations and and cash flows for the years then ended, in conformity with generally accepted accounting principles.


STEVENS, SPARKS & COMPANY, P.A.
January 22, 1999
Jacksonville, Florida

Citrus Financial Services, Inc. and Subsidiary
Consolidated Balance Sheets

                                                        December 31,
                                                 1998                 1997
                                 (Dollars in Thousands, Except Per Share Data)
ASSETS
Cash and cash equivalents:
  Cash and due from banks                       $   3,940           $   3,742
  Federal funds sold                                9,200               2,500
     Total cash and cash equivalents               13,140               6,242
Interest-bearing deposits in other banks                9                  61
Securities available-for-sale                       4,675               5,796
Securities held-to-maturity (market value of
    $1,273 for 1998 and $3,426 for 1997)            1,307               3,487
Loans held for investment less allowance for
    credit losses                                  52,548              49,260
Loans held for sale                                 8,291                 847
Facilities                                          2,884               2,471
Other real estate owned                               390                 390
Deferred income taxes                                 233                  36
Accrued interest receivable                           343                 292
Other assets                                          231                 216
     Total assets                               $  84,051           $  69,098

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand deposits           $  13,393           $  10,723
  Demand deposits                                   4,121               3,701
  Money market accounts                             3,026               4,095
  Savings accounts                                  8,423               5,993
  Time, $100,000 and over                          10,377               8,079
  Other time deposits                              37,363              30,010
     Total deposits                                76,703              62,601
Other borrowings                                      217                 433
Accrued interest payable on deposits                  297                 195
Accounts payable and accrued liabilities              387                  47
     Total liabilities                             77,604              63,276
Commitments and contingencies                           -                   -

STOCKHOLDERS' EQUITY
Preferred stock, $5.00 par value, authorized and
    unissued 1,000,000 shares in 1997 and 1998          -                   -
Common stock, $3.15 par value, authorized
    10,000,000 shares, issued 952,296 shares in
    1998 and 865,829 shares in 1997                 3,007               3,007
Additional paid-in capital                          3,149               3,149
Retained earnings (deficit)                           324               (239)
Accumulated other comprehensive income:
  Net unrealized holding losses on securities        (33)                (95)
     Total stockholders' equity                     6,447               5,822

     Total liabilities and stockholders' equity $  84,051           $  69,098

Book value per common share                     $    6.77           $    6.11

Common shares outstanding, adjusted for
     stock split                                  952,296             952,296
               See notes to financial statements.


Citrus Financial Services, Inc. and Subsidiary
Consolidated Statements of Operations
And Comprehensive Income

                                            For the Years Ended December 31,
                                              1998                     1997
                                 (Dollars in Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and fees on loans held for
      investment                              $   4,896           $   4,668
  Interest and fees on loans held for sale          879                 159
  Interest and dividend income from investment
      securities and interest-bearing deposits
      in other banks                                432                 547
  Federal funds sold                                245                 140
     Total interest income                        6,452               5,514

INTEREST EXPENSE
  Interest on deposits                            2,885               2,424
  Other                                              56                  58
     Total interest expense                       2,941               2,482

NET INTEREST INCOME BEFORE PROVISION FOR
     CREDIT LOSSES                                3,511               3,032

PROVISION FOR CREDIT LOSSES                          23                 269

NET INTEREST INCOME AFTER PROVISION FOR
     CREDIT LOSSES                                3,488               2,763

OTHER INCOME
  Service charges on deposit accounts               350                 327
  Other fees for customer service and other income   71                  72
     Total other income                             421                 399

OTHER EXPENSES
  Salaries and employee benefits                  1,466               1,280
  Expenses of bank premises and fixed assets        544                 452
  Other operating expenses                          997               1,043
     Total other expenses                         3,007               2,775

INCOME BEFORE PROVISION FOR INCOME TAXES            902                 387

PROVISION FOR INCOME TAXES                          338                 137

NET INCOME                                          564                 250

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
  Unrealized holding gains on securities
     arising during period                           65                  63
  Less: reclassification adjustment for gains
     included in net income for the period          (3)                   -
     Total other comprehensive income, net of
          income taxes                               62                  63

COMPREHENSIVE INCOME                          $     626           $     313

EARNINGS PER SHARE
  Basic earnings per share                    $    0.59           $    0.26
  Diluted earnings per share                  $    0.48           $    0.21
               See notes to financial statements.

Citrus Financial Services, Inc. and Subsidiary
Consolidated Statements of Cash Flows

                                           For the Years Ended December 31,
                                                      1998            1997
                                 (Dollars in Thousands, Except Per Share Data)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $       564   $        250
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Provision for credit losses                             23            269
     Depreciation and amortization of facilities            279            226
     Net premium amortization and discount accretion         20             18
     Gain on sale of securities                             (3)              -
     Deferred income taxes                                (200)             49
     Cash paid for purchases of loans held for sale   (171,223)       (25,320)
     Cash received for sales of loans held for sale     163,779         29,034
     (Increase) decrease in assets:
       Accrued interest and other assets                   (66)             64
     Increase (decrease) in liabilities:
       Accounts payable and accrued liabilities             442           (46)

          Net cash provided by (used in) operating
              activities                                (6,385)          4,544

CASH FLOWS FROM INVESTING ACTIVITIES
  Securities available-for-sale:
     Purchases                                          (1,605)          (661)
     Proceeds from maturities                             2,176            239
     Proceeds from sales                                    604              -
  Securities held-to-maturity:
     Proceeds from maturities                             2,173            713
  Decrease in interest-bearing deposits in other banks       52             45
  Increase in loans held for investment                 (3,311)        (3,420)
  Purchases of facilities                                 (692)          (147)

          Net cash used in investing activities           (603)        (3,231)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits:
     Noninterest-bearing                                  2,670          2,587
     Interest-bearing                                    11,432          1,368
  Repayments of FHLB advances                             (216)        (1,122)
  Net decrease in federal funds purchased                     -          (500)
  Proceeds from stock options exercised                       -             82

          Net cash provided by financing activities      13,886          2,415

NET INCREASE IN CASH AND CASH EQUIVALENTS                 6,898          3,728

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            6,242          2,514

CASH AND CASH EQUIVALENTS, END OF PERIOD             $   13,140      $   6,242

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash received during the year for interest and
       dividends                                     $    6,401      $   5,594
  Cash paid during the year for interest             $    2,839      $   2,515
  Cash paid during the year for income taxes         $      131      $      75
                See notes to financial statements.


Citrus Financial Services, Inc. and Subsidiary
Consolidated Statement of Changes
In Stockholders' Equity


                                                                    Net
                                                                    Unrealized
                             Common Stock                  Retained   Holding    Total
                                   Par         Additional  Earnings    Gains     Stock-
                                  Value          Paid-in (Accumulated (Losses)on holders'
                         Shares (Rounded) Amount Capital   Deficit)   Securities Equity
                           (Dollars in Thousands, Except Par Value Per Share)
Balance,
    December 31, 1996    853,967 $ 3.47  $2,966  $3,108    $(489)     $(158)     $5,427

Stock options exercised   11,862      -      41      41        -          -          82
Comprehensive income:
  Net income                   -      -       -       -       250         -          -
  Net change in unrealized
      holding gains
      on securities            -      -       -       -        -         63          -

  Total comprehensive income   -      -       -       -        -          -         313

Balance,
    December 31, 1997    865,829   3.47   3,007   3,149     (239)      (95)       5,822

Stock issued for stock split
  and par value reduction
      (rounded)           86,467 (0.32)       -       -       (1)         -         (1)
Comprehensive income:
  Net income                   -      -       -       -       564         -          -
  Net change in unrealized
   holding gains on securities -      -       -       -        -         62          -

  Total comp. income           -      -       -       -        -          -         626

Balance,
    December 31 1998     952,296 $ 3.15  $3,007  $3,149   $  324     $ (33)      $6,447

               See notes to financial statements.


Citrus Financial Services, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

General: The consolidated financial statements include the accounts and transactions of Citrus Financial Services, Inc. ("Citrus") and its wholly-owned subsidiary, Citrus Bank, National Association ("Citrus Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation. For financial statement presentation, Citrus Mortgage Corp., a wholly-owned inactive company, has been excluded from the consolidation.

Citrus Bank provides a wide range of banking services to individual and corporate customers primarily in Indian River County, Florida.

Citrus and Citrus Bank are subject to regulations issued by certain regulatory agencies and undergo periodic examinations by those agencies.

Basis of Financial Statement Presentation: The accounting and reporting policies of Citrus conform with generally accepted accounting principles and with general practices within the banking industry. In preparing the consolidated financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, the fair value of financial instruments and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans ("Other Real Estate Owned"). In connection with the determination of the allowances for credit losses and foreclosed real estate, management obtains independent appraisals for significant properties.

Management believes that the allowance for credit losses is adequate. While Management uses available information to recognize losses on loans including independent appraisals for significant properties, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance based on their judgments about information available to them at the time of their examination.

Citrus Financial Services, Inc. And Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Investments: Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115), sets the standard for classification of and accounting for investments in equity securities that have readily determinable fair values, and all investments in debt securities that are to be classified as held-to-maturity securities, available-for-sale securities or trading securities.

Debt securities that an enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

Citrus Bank classifies its investments at the purchase date in accordance with the above-described guidelines. Premiums or discounts on securities at the date of purchase are being amortized or accreted, respectively, over the estimated life of the security using a method which approximates the level yield method. Gains and losses realized on the disposition of securities are based on the specific identification method and are reflected in other income.

Loans Held for Investment: Loans held for investment are stated at unpaid principal balances less the allowance for credit losses and net deferred loan fees and unearned discounts. Unearned discounts on installment loans are recognized as income over the term of the loans using a method that approximates the interest method.

Interest on loans held for investment is accounted for on the accrual basis. Generally, Citrus' policy is to discontinue the accrual of interest on loans delinquent over ninety days unless fully secured and in the process of collection. The accrued and unpaid interest is reversed from current income and thereafter interest is recognized only to the extent payments are received. A nonaccrual loan may be restored to accrual basis when interest and principal payments are current and prospects for future recovery are no longer in doubt.

In 1995, Citrus adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS No. 114), which sets the standard for recognition of loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings.

Under SFAS No. 114, a loan is impaired when it is probable that a creditor will be unable to collect the full amount

Citrus Financial Services, Inc. And Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

of principal and interest due according to the contractual terms of the loan agreement. When a loan is impaired, a creditor has a choice of ways to measure the impairment. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. Creditors may select the measurement method on a loan-by-loan basis, except that collateral-dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. A creditor in a troubled debt restructuring involving a restructured loan should measure impairment by discounting the total expected future cash flows at the loan's original effective rate of interest. If the value of the loan is less than the recorded investment in the loan, a loss should be recognized by recording a valuation allowance and a corresponding increase to the provision for credit losses charged to operating expenses.

Loan Fees:   Loan origination, commitment fees and certain direct loan
origination costs are deferred and recognized over the term of the related loans as a yield adjustment using the level-yield method (loan-by-loan basis). Amortization of deferred fees and costs is discontinued when collectibility of the related loan is deemed uncertain. Fees and direct loan origination costs for unexercised commitments are recognized in income upon expiration of commitment.

Loans Held for Sale: Citrus Bank originates and purchases residential mortgage loans for sale to the Federal National Mortgage Association (FNMA) and other investors in the secondary market. Substantially all such loans are purchased through a program that provides table funding for mortgage loans originated by third party mortgage brokers that are held for securitization or sale to an end investor in exchange for Citrus' purchase of an undivided 100% interim interest on a loan-by-loan basis.

Under this program, the originating broker closes a mortgage loan that has been pre-approved by Citrus Bank as conforming with Citrus Bank's pre-determined lending guidelines and secondary market conditions, assigns the mortgage loan and the purchase and rate-lock commitments to Citrus Bank and receives up to 98% of the mortgage note amount. Citrus Bank is not shown on the closing statements as lender but is assigned a 100% interest in the mortgage loan.
The discount from the mortgage note amount (holdback) and the purchase and rate-lock commitments limit market risks. The advance approval of these conforming mortgage loans as well as the holdback limit credit risks and since these mortgage loans are conforming, Citrus Bank can sell these mortgage loans in the secondary market to FNMA or other investors. Citrus Bank is not obligated to table fund all mortgage loans provided by a broker and

Citrus Financial Services, Inc. And Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

the agreement with the broker can be canceled with a 30 day notice. Typically Citrus works with three or four brokers and the end investors used by the brokers to purchase these mortgage loans approximates ten. The holdback is returned to the broker at the time of settlement with the end investor, net of interest and fees earned by Citrus Bank. No servicing rights are purchased or servicing performed by Citrus Bank. Substantially, all mortgage loans are conforming and have been pre-sold to the end investor at the time of table funding. Loans held for sale are carried at cost which is lower than market in all material respects. Loans originated for sale to FNMA were not material in 1998 or 1997.

Interest and Fee Income from Table Funding Loan Program: Citrus Bank accounts for interest on the loans held for sale on an accrual basis. A processing fee is charged for each loan purchased under the table funding loan program and this fee is recorded into fee income when the loan is sold. This fee income is included in the Statements of Operations caption, "Interest and fees on loans held-for-sale".

Allowance for Credit Losses: The provision for credit losses charged to operating expenses is based on Management's judgment of the adequacy of the allowance giving consideration to its credit loss experience and an evaluation of the current loan portfolio. Such provisions, less net charge-offs, comprise the allowance which is deducted from loans and is available for future charge-offs.

Facilities: Facilities are stated at cost less accumulated depreciation and amortization. Charges to income for depreciation and amortization are computed on the straight-line method over the assets' estimated useful lives. When properties are sold or otherwise disposed of, the gain or loss resulting from the disposition is credited or charged to income. Expenditures for maintenance and repairs are charged against income and renewals and betterments are capitalized.

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

Citrus Financial Services, Inc. And Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Off-Balance Sheet Instruments: In the ordinary course of business Citrus Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Income Taxes: Provisions for income taxes are based on amounts reported in the statements of operations after exclusion of non-taxable income such as interest on state and municipal securities and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method as prescribed in SFAS No. 109, Accounting for Income Taxes.

Computation of Per Share Earnings: Basic earnings per share (EPS) amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. The average number of shares and dilutive potential shares have been restated for the 10% stock split on April 27, 1998. The following information was used in the computation of earnings per share on both a basic and diluted basis for years ended December 31, 1998 and 1997.

                                                         For the Years Ended
                                                           December 31,
                                                       1998           1997
                                          (In thousands except per share data)
  Basic EPS computation:
  Numerator - Net income                               $  564        $  250
  Denominator - Weighted average shares outstanding       952           948

  Basic EPS                                            $ 0.59        $ 0.26

  Diluted EPS computation:
  Numerator - Net income                               $  564        $  250
  Denominator - Weighted average shares outstanding       952           948
  Stock options and warrants                              227           220

                                                        1,179         1,168

 Diluted EPS                                           $ 0.48        $ 0.21


Citrus Financial Services, Inc. And Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Statement of Cash Flows: For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts on deposit in noninterest-bearing accounts with other commercial banks and federal funds sold.

Reclassification of Accounts: Certain items in the consolidated financial statements for 1997 have been reclassified to conform to the classifications used for the current year.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities at December 31, 1998, are as follows:

                                            Gross       Gross       Estimated
                               Amortized  Unrealized  Unrealized       Fair
                                 Cost       Gains       Losses         Value
                                              (In Thousands)
Securities available-for-sale:
 U.S. Government agencies       $ 1,600    $   18     $   -         $ 1,618
 Mortgage-backed securities       2,734        -          63          2,671
 Other                              386        -          -             386

                                $ 4,720    $   18     $   63        $ 4,675


                                             Gross       Gross      Estimated
                               Amortized   Unrealized  Unrealized      Fair
                                 Cost        Gains       Losses        Value
                                               (In Thousands)
Securities held-to-maturity:
 U.S. Government agencies       $   481    $   -      $   35        $   446
 Mortgage-backed securities         826         2          1            827
 Other                               -         -          -              -

                                $ 1,307    $    2     $   36        $ 1,273


Citrus Financial Services, Inc. And Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 2 - INVESTMENT SECURITIES (continued):

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

The fair value of securities fluctuates during the investment period. No provision for loss has been made in connection with the decline of fair value below book value because the securities are purchased for investment purposes and the decline is not deemed to be other than temporary. Temporary declines in fair value of securities available-for-sale at December 31, 1998, of $33,000 (net of deferred income taxes of $30,000) are regarded as an adjustment to stockholders' equity. The estimated fair value of securities is determined on the basis of market quotations. At December 31, 1998, no securities were pledged to secure deposits and for other operating purposes.

At December 31, 1998 and 1997, the carrying value of collateralized mortgage obligations included in securities available-for-sale and securities held-to-maturity was approximately $2,446,000 and $3,998,000, respectively.
No investment securities were sold during 1997 and gains on sales of investment securities in 1998 totaled $3,000. The cost and estimated fair value of debt and equity securities at December 31, 1998, by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Citrus Financial Services, Inc. And Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 2 - INVESTMENT SECURITIES (Continued)

                                        Securities             Securities
                                    Available-for-Sale      Held-to-Maturity
                                               Estimated             Estimated
                                   Amortized     Fair     Amortized    Fair
                                     Cost        Value      Cost       Value
                                                (In Thousands)
 Due in one year or less           $    -      $    -      $    -    $    -
 Due from one to five years          1,600       1,618       1,041     1,006
 Due from five to ten years          1,737       1,705         266       267
 Due after ten years                   997         966          -         -
 Other                                 386         386          -         -

                                   $ 4,720     $ 4,675     $ 1,307   $ 1,273

NOTE 3 - LOANS HELD FOR INVESTMENT

Loans held for investment are classified as follows:

                                                     December 31,
                                              1998                1997
                                                    (In Thousands)
  Commercial and agricultural               $ 12,868            $ 10,316
  Real estate                                 35,914              35,075
  Installment and other loans                  4,347               4,326
     Total loans                              53,129              49,717
  Less, unearned income                        (120)                (26)
  Less, allowance for credit losses            (461)               (431)

                                            $ 52,548            $ 49,260

The following is a summary of the transactions in the allowance for credit losses:

                                                       December 31,
                                                   1998           1997
                                                      (In Thousands)
Balance, beginning of year                        $  431          $   354
Provisions charged to operating expenses              23              269
Loans charged-off                                   (45)            (212)
Recoveries                                            52               20

Balance, end of year                              $  461          $   431


Citrus Financial Services, Inc. And Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 3 - LOANS HELD FOR INVESTMENT (Continued):

Loans on which interest was not being accrued totaled $141,000 at December 31, 1998, and $783,000 at December 31, 1997. Had interest been accrued on these nonaccrual loans at originally contracted rates, interest income, before income taxes, would have been increased by approximately $13,000 and $100,000 at December 31, 1998 and 1997, respectively.

A loan is considered impaired when, according to the contractual terms of the contract, it is probable that Citrus Bank will be unable to collect all amounts due. Of the $141,000 in nonaccrual loans held for investment at December 31, 1998, loans totaling $85,000 were classified by management as impaired. The remaining nonaccrual loans held for investment totaling $56,000 were not classified as impaired because management expects to recover substantially all of the balances owed. However, these loans remain on nonaccrual status in accordance with Citrus' policy.

The following table sets forth the recorded investment in impaired loans and the related valuation allowance for each loan category as of December 31, 1998. At December 31, 1997, no loans held for investment were classified as impaired and for December 31, 1998 and 1997, no loans held for sale were classified as impaired.

                                              Total             Amount of
                                             Impaired           Valuation
                                              Loans             Allowance
   December 31, 1998
     Commercial real estate                  $    -              $    -
     Residential real estate                      -                   -
     Commercial loans                            85                  43
     Consumer loans                               -                   -

     Total impaired loans held
          for investment                     $   85              $   43

All of the impaired loans at December 31, 1998, were measured using Management's current estimate of fair value of the collateral. The average loans held for investment classified as impaired totaled $4,000 in 1998 and $-0- in 1997. No material amounts of interest were recorded in 1998 or 1997 for impaired loans.

Citrus Financial Services, Inc. And Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 4 - LOANS HELD FOR SALE

Loans held for sale include residential real estate loans held for sale to FNMA and outstanding loans originated by third-party brokers assigned to Citrus Bank and held by Citrus Bank pending transfer to investors with take-out commitments. At December 31, 1998 and 1997, such loans totaled $8,291,000 and $847,000, respectively. These loans are carried at cost which is lower than market.

Citrus Bank does not originate any significant amounts of loans specifically for resale. Loans originated by Citrus Bank and sold principally to FNMA totaled less than 1% and 3% of all loans originated during 1998 and 1997, respectively. The only servicing income received by Citrus Bank comes from the servicing of loans sold principally to FNMA. Servicing income recorded totaled $22,000 and $21,000 for the years ended December 31, 1998 and 1997, respectively.

NOTE 5 - FACILITIES

Facilities are summarized as follows:

                                            Accumulated             Estimated
                                          Depreciation and Net Book   Useful
                                      Cost  Amortization    Value      Lives
                                           (In Thousands)
December 31, 1998
  Land and land improvements         $   278   $    -      $   278
  Bank building and improvements       2,219       504       1,715   31.5 years
  Furniture, fixtures, and equipment   1,647       756         891   2-15 years

                                     $ 4,144   $ 1,260     $ 2,884


December 31, 1997
  Land and land improvements         $   278   $    -      $   278
  Bank building and improvements       2,200       434       1,766   31.5 years
  Furniture, fixtures, and equipment   1,178       751         427   2-15 years

                                     $ 3,656   $ 1,185     $ 2,471


Citrus Financial Services, Inc. And Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 5 - FACILITIES (Continued)

Other expenses for the years ended December 31, 1998 and 1997, included depreciation and amortization of facilities of $279,000 and $226,000, respectively.

NOTE 6 - FHLB ADVANCES

Citrus Bank has a line of credit master agreement with the FHLB of Atlanta that enables Citrus Bank to borrow up to $10,000,000 with no expiration date. These advances are collateralized by Citrus Bank's FHLB stock and a blanket floating lien consisting of wholly-owned residential (1-4 units) first mortgage loans. No amounts were outstanding at December 31, 1998 and 1997, under this line of credit. In addition to the line of credit arrangement, Citrus Bank had fixed FHLB advances outstanding as follows:

  Maturity Date                Interest Rate     1998             1997
     2000                        5.26%          $   -           $ 166,667
     2003                        5.76%          $  217          $ 266,666

Interest expense on the line of credit and other FHLB advances amounted to approximately $54,000 and $56,000 for the years ended December 31, 1998 and 1997, respectively.

NOTE 7 - TIME DEPOSITS

Time deposits at December 31, 198, totaled $47,740,000. Maturities of such deposits are as follows:

                                         Time, $100,000        Other Time
                                            And Over           Deposits
                                                  (In Thousands)
  Three months or less                      $  2,861          $ 12,374
  Over three through twelve months             7,237            21,547
  Over twelve months through three years         100             2,778
  Over three years                               179               664
                                            $ 10,377          $ 37,363

Interest expense on certificates of deposit of $100,000 or more for 1998 and 1997 were approximately $569,000 and $504,000, respectively.

Citrus Financial Services, Inc. And Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 8 - INCOME TAXES

The provision for income taxes on income is summarized as follows:

                                                    December 31,
                                              1998              1997
                                                  (In Thousands)
  Current:
     Federal                                 $   457         $    87
     State                                        78               1
                                                 535              88
  Deferred:
     Federal                                   (168)              41
     State                                      (29)               8
                                                 197              49

       Total income tax provision            $   338         $   137

A reconciliation of the income tax computed at the federal statutory rate of 34% and the income tax provision shown on the statement of operations, follows:

                                                            December 31,
                                                        1998           1997
                                                          (In Thousands)
  Tax computed at statutory rate                        $ 307          $ 132
  Increase (decrease) resulting from:
     Utilization of net operating loss carryforwards       -             (2)
     Other                                                 31              7

       Income tax provision                             $ 338          $ 137


Citrus Financial Services, Inc. And Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 8 - INCOME TAXES (Continued):

The components of the deferred income tax assets are as follows:

                                               December 31,

                                           1998           1997
                                             (In Thousands)
  Deferred tax asset:
     Federal                               $  212          $  111
     State                                     36              19

                                              248             130
  Deferred tax liability:
     Federal                                 (13)            (80)
     State                                   ( 2)            (14)

                                             (15)            (94)

       Net deferred tax asset              $  233          $   36

The tax effects of each type of significant item that gave rise to deferred taxes are:

                                                      December 31,
                                                   1998         1997
                                                    (In Thousands)
  Net unrealized holding losses on securities     $   30       $   33
  Depreciation                                      (15)         (94)
  Allowance for credit losses                        173           97
  Other                                               45           -

       Net deferred tax asset                     $  233       $   36

NOTE 9 - DEFINED CONTRIBUTION PLAN

Citrus sponsors a 401(k) Profit Sharing Plan (the Plan) that substantially covers all employees. Citrus, at its sole discretion, may make matching and discretionary contributions to eligible participants. The Plan is a prototype plan and has been approved by the Internal Revenue Service.

Citrus Financial Services, Inc. And Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 9 - DEFINED CONTRIBUTION PLAN (Continued):

For 1998 and 1997, Citrus' expenses were approximately $11,000 and $12,000, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of these commitments and contingent liabilities follows:

                                               December 31,
                                            1998          1997
                                             (In Thousands)
  Commitments to extend credit            $ 11,156       $ 7,098
  Standby letters of credit               $    126       $    75
  Commercial letters of credit            $    100       $   100

Citrus Bank uses the same credit policies in making commitments to extend credit and in issuing standby letters of credit as it does for extensions of credit shown on the balance sheets.

Citrus is party to litigation, outstanding commitments and other contingent liabilities arising in the normal course of business. In the opinion of management, the resolution of such matters will not have a material effect on the consolidated financial statements.

At December 31, 1998, Citrus Bank had $1,750,000 unfunded lines-of-credit available from other banks for the purchase of federal funds.

NOTE 11 - CONCENTRATIONS OF CREDIT

Substantially, all of Citrus Bank's loans, commitments and standby letters of credit have been granted to customers in South Florida. The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers.

Citrus Financial Services, Inc. And Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 12 - RELATED PARTIES

Citrus Bank holds loans and engages in transactions in the ordinary course of business with certain directors and senior officers of Citrus Bank. Total loans to such persons and their affiliates amounted to $3,468,000 and $3,543,000 at December 31, 1998 and 1997, respectively.

Following is a summary of activity for 1997 and 1998 for such loans:

                       Beginning                         End of
                        of Year                           Year
                        Balance   Additions  Reductions  Balance
                                   (In Thousands)
  1997                  $ 2,230    $ 1,973    $   660    $ 3,543
  1998                  $ 3,543    $ 1,882    $ 1,957    $ 3,463

NOTE 13 - STOCKHOLDERS' EQUITY

Citrus has authorized 11,000,000 shares of authorized capital stock, consisting of 10,000,000 shares of common stock, par value $3.15 (as adjusted for stock splits) per share and 1,000,000 shares of preferred stock, par value of $5.00 per share. As of December 31, 1998, 952,296 shares of common stock were issued and outstanding and 532,385 shares were subject to issuance pursuant to options and warrants. No shares of preferred stock were issued.

A summary of changes from the original issue of $5.00 par value and $10.00 option price follows:

                                                                Option
Record Date       Action             Par Value (Rounded)    Price (Rounded)
April 13, 1990    Initial Offering     $  5.00               $  10.00
March 15, 1995    20% Stock Split        (.83)                 (1.67)
January 15, 1997  20% Stock Split        (.70)                 (1.39)
May 8, 1998       10% Stock Split        (.32)                  (.63)

December 31, 1998                      $  3.15               $   6.31

In connection with Citrus' 1990 offering, organizers were granted warrants to purchase 469,772 shares of common stock at $6.31 per share (as adjusted for stock splits). The warrants are exercisable for a ten-year period commencing April 13, 1990.

Citrus Financial Services, Inc. And Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

As part of an employment agreement, in 1990 Citrus granted stock options to one of its organizing directors for 5,931 shares of common stock at $10.00 per share. In addition, the director received stock options in each of the second and fourth years of his employment agreement for an aggregate total of 5,931 shares at an option price of $10.00 per share. On April 28, 1997, the directors amended the employment agreement to be consistent with all other options and warrants. This action reduced the exercise price per option from $10.00 per share to $6.31 (as adjusted for stock splits) per share. On May 15, 1997, all of these options were exercised.

In addition to stock options granted to the director, Citrus granted stock options to officers equal to 2% of the number of shares sold in the initial public offering. The stock options totaling 17,081 are exercisable at $6.31 (as adjusted for stock splits) per share starting with the fifth anniversary of Bank operations and expire on the tenth anniversary.

Citrus has also entered into stock option agreements with its officers providing for the grant of 39,840 non-statutory stock options. Such options are exercisable at $6.31 (as adjusted for stock splits) per share.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), became effective in 1996. SFAS No. 123 permits application of the accounting requirements of an earlier issued APB Opinion
No. 25 and, accordingly, no compensation cost has been recognized in 1998 and 1997. However, Citrus must comply with certain additional disclosures under SFAS No. 123. The following is a summary of the activity relating to the options:

                                                                 Weighted
                                                                  Average
                                                 Number of        Exercise
                                                  Shares<F1>       Price
  Outstanding at December 31, 1996                 68,783<F2>     $ 7.47<F2>
  Exercised                                      (11,862)<F2>     $ 6.94<F2>
  Outstanding at December 31, 1997                 56,921<F2>     $ 6.94<F2>
  Outstanding at December 31, 1998                 62,613<F3>     $ 6.31<F3>

<F1> No options were granted during 1997 or 1998.
<F2> Unadjusted for 1998 10% Stock Split.
<F3> Adjusted for 1998 10% Stock Split.


Citrus Financial Services, Inc. And Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

The following is a summary of the status of the plans at December 31, 1998:

                                 Weighted          Weighted
                                 Average           Average
       Exercise                 Remaining          Exercise
        Price       Number    Contractual Life      Price
        $ 6.31      18,789      16 months           $ 6.31
        $ 6.31      43,824      31 months           $ 6.31

All outstanding options were fully vested and exercisable at December 31, 1998.

The ability of Citrus to pay dividends to stockholders depends primarily on dividends received by Citrus from Citrus Bank. Citrus Bank's ability to pay dividends is limited by federal banking regulations based upon Citrus Bank's profitability and other factors. At December 31, 1998, approximately $674,000 of retained earnings of Citrus Bank was available for payment of dividends to Citrus without prior regulatory approval.

On April 27, 1998, Citrus' Board of Directors declared a stock split payable at a rate of 10% of shares issued and outstanding to stockholders of record on May 8, 1998, payable May 31, 1998. Cash in lieu of fractional shares was paid at the rate of $6.38 per share. The total cash paid in lieu of fractional shares amounted to less than $1,000. The majority of Citrus' shareholders are either directors, officers or employees, and there is a presumption that these parties have intimate knowledge of the affairs of Citrus. Since Citrus is a closely-held registrant and the Board of Directors has clearly stated that this distribution is a stock split and their intent is such, the need to transfer retained earnings does not exist. Accordingly, this stock split was not accounted for as a stock dividend as is generally the case for stock splits less than 20% to 25%.

NOTE 14 - NONINTEREST OPERATING EXPENSES

Other operating expenses were as follows:

                                                     December 31,
                                                 1998          1997
                                                   (In Thousands)
  Advertising and public relations             $   72        $    69
  Professional fees                               133            288
  Data processing                                 158            153
  Stationary, printing, and supplies               73             58
  Insurance                                        30             24
  Telephone                                        50             40
  Other miscellaneous expenses                    481            411
                                               $  997        $ 1,043


Citrus Financial Services, Inc. And Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 15 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans: For loans subject to repricing and loans intended for sale within six months, fair value is estimated at the carrying amount plus accrued interest. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.


Deposit Liabilities: The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of long-term fixed maturity certificates of deposit is estimated using the rates currently offered for similar remaining maturities.

Citrus Financial Services, Inc. And Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 15 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued):

Short-term Debt: For short-term debt including accounts and demand notes payable, the carrying amount is a reasonable estimate of fair value.

The estimated fair values of Citrus Bank's financial instruments at December 31, 1998, are as follows:

                                               Carrying            Fair
                                                Amount            Value
                                                    (In Thousands)
  Financial Assets
     Cash and deposits in other banks        $  3,949            $  3,949
     Federal funds sold                         9,200               9,200
     Investment securities                      5,982               5,948
     Loans held for investment                 52,548              52,841

  Loans held for sale                           8,291               8,457
     Total assets valued                     $ 79,970            $ 80,395

  Financial Liabilities
     Deposits                                $ 76,703            $ 76,462
     FHLB advances                                217                 217

     Total liabilities valued                $ 76,920            $ 76,679

While these estimates of fair value are based on Management's judgment of the most appropriate factors, there is no assurance that, were Citrus to have disposed of such items at December 31, 1998, the estimated fair values would necessarily have been achieved at that date since market values may differ depending on various circumstances. The estimated fair values at December 31, 1998, should not necessarily be considered to apply at subsequent dates.

Citrus Financial Services, Inc. And Subsidiary


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 16 - REGULATORY CAPITAL MATTERS

The Federal Reserve Board and other bank regulatory agencies have adopted risk-based capital guidelines for banks and bank holding companies. The main objectives of the risk-based capital framework are to provide a more consistent system for comparing capital positions of banking organizations and to take into account the different risks among banking organizations' assets, liabilities and off-balance sheet items. Bank regulatory agencies have supplemented the risk-based capital standard with a leverage ratio for Tier 1 capital to total reported assets.

Failure to meet the capital adequacy guidelines and the framework for prompt corrective actions could initiate actions by the regulatory agencies which could have a material effect on the financial statements.

As of December 31, 1998, the most recent notification from the FDIC, Citrus Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well as capitalized, it will have to maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.

                                                                 To Be Well
                                                                 Capitalized
                                                                 Under Prompt
                                                For Capital   Corrective Action
                                  Actual     Adequacy Purposes    Provisions
                              Amount   Ratio   > Amount > Ratio > Amount > Ratio
As of December 31, 1998
  Total Risk-Based Capital
  (To Risk-Weighted Assets)   $ 6,476  10.71%   $ 4,839  8.00%  $ 6,049  10.00%
  Tier 1 Capital
  (To Risk-Weighted Assets)   $ 6,015   9.94%   $ 2,420  4.00%  $ 3,630   6.00%
  Tier 1 Capital
  (To Adjusted Total Assets)  $ 6,015   7.33%   $ 3,283  4.00%  $ 4,104   5.00%


Citrus Financial Services, Inc. And Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 17 - PARENT COMPANY FINANCIAL INFORMATION

Presented below are condensed financial statements for Citrus Financial Services, Inc. (parent only):

Condensed Balance Sheets as of December 31:               1998           1997
                                                           (In Thousands)
Assets
  Cash and cash equivalents                        $     135        $     264
  Investment in subsidiary bank, net                   5,982            5,333
  Other assets                                           330              225

  Total                                            $   6,447        $   5,822

Liabilities and Stockholders' Equity
  Liabilities                                      $      -         $      -
  Stockholders' equity                                 6,447            5,822

  Total                                            $   6,447        $   5,822

Presented below are condensed financial statements for Citrus Financial Services, Inc. (parent only):

Condensed Statements of Operations and Stockholders' Equity
Years Ended December 31:                             1998             1997
                                                         (In Thousands)
Equity in net income of subsidiary bank            $    587          $    273
Other income                                            101                43
Other expenses                                        (124)              (66)
Net income                                              564               250
Stockholders' Equity:
  Beginning of  year                                  5,822             5,427
  Stock options exercised and rounding                  (1)                82
  Net change in unrealized holding gains on
     securities in subsidiary bank                       62                63

  End of year                                       $ 6,447           $ 5,822


Citrus Financial Services, Inc. And Subsidiary


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 17 - PARENT COMPANY FINANCIAL INFORMATION (Continued):

Condensed Statements of Cash Flows
Years Ended December 31:                               1998          1997

                                                         (In Thousands)
Operating Activities
Net income                                           $    564      $    250
Adjustment to reconcile net income to net cash
  provided by operating activities:
    Equity in undistributed earnings of subsidiary      (587)         (273)
    Deferred income taxes                               (184)            68
    Other                                                  78         (126)
Net Cash Used In Operating Activities                   (129)          (81)
Net Cash Provided by Financing Activities:
  Proceeds from stock options exercised                   -              82
Cash and cash equivalents:
  Beginning of year                                       264           263
  End of year                                        $    135      $    264

Board of Directors
Citrus Financial Services, Inc.
Citrus Bank, National Association

Robert L. Brackett
Chairman of the Board, Citrus Financial Services, Inc. and Citrus Bank, N.A. Treasurer and Director, Credit Data Services, Inc.
Real Estate Investments

Josh C. Cox, Jr.
President and Chief Executive Officer, Director, Citrus Financial Services, Inc. Chief Executive Officer, Vice-Chairman of the Board, Citrus Bank, N.A.

S. Hallock duPont, Jr.
Director, Citrus Bank, N.A.
President, Europa Corp.

Hubert Graves, Jr.
Director, Citrus Financial Services, Inc. and Citrus Bank, N.A.
President, Hubert Graves Citrus, Inc.
President, HGX, Inc.

Roy H. Lambert
Director, Citrus Financial Services, Inc.
Chairman, Regency Windsor Companies

Earl H. Masteller
Director, Citrus Financial Services, Inc. and Citrus Bank, N.A.
President, Masteller, Moler & Associates, Inc.
Vice President, Masteller, Moler & Reed, Inc.
Secretary, Walsh Environmental Services, Inc.

John A. Purdie
Director, Citrus Bank, N.A.
President, Regency Windsor Capital, Inc.

Louis L. Schlitt
Director, Citrus Financial Services, Inc. and Citrus Bank, N.A.
President, Schlitt Insurance Services, Inc.
President, Louis Schlitt, Inc.

Walter E. Smith, Jr.
Director, Citrus Financial Services, Inc.
Owner/Operator, Unocal 76 Truck Stops
Director, Travel Centers of America, Inc.

James R. Thompson
Director, Citrus Financial Services, Inc. and Citrus Bank, N.A.
Consulting Engineer, Regency Windsor Capital, Inc.

Jeffrey L. Velde
Director, Citrus Bank, N.A.
President, Velde Ford

William B. Schuh
Advisory Director, Community Development Manager, Citrus Bank, N.A.

Officers
Citrus Financial Services, Inc.
Citrus Bank, National Association

Josh C. Cox, Jr.
President and Chief Executive Officer, Citrus Financial Services, Inc. Vice Chairman andChief Executive Officer, Citrus Bank, N.A.

Randy J. Riley
Senior Vice President and Credit, Administrator, Citrus Financial Services, Inc. President and Chief Operating Officer, Citrus Bank, N.A.

Walter A. Alvarez
President, Miami Region, Citrus Bank, N.A.

Barbara S. Camarigg
Vice President, Banking Center Administrator, Citrus Bank, N.A.

E. Angel Brown
Assistant Vice President, Vero Beach Banking Center Manager, Citrus Bank, N.A.

Megan Drancsak
Assistant Vice President, Mortgage Manager, Citrus Bank, N.A.

Michele L. Schenarts
Assistant Vice President, Mortgage Funding Manager, Citrus Bank, N.A.

Henry O. Speight
Executive Vice President, Chief Financial Officer, Citrus Financial
   Services, Inc.
Senior Vice President and Chief Financial Officer, Citrus Bank, N.A.

Joanna Brown
Vice President, Operations Manager, Citrus Bank, N.A.

Marion H. DeTota
Assistant Vice President, Finance Officer, Citrus Bank, N.A.

Diana R. Best
Assistant Vice President, Banking Support Manager, Citrus Bank, N.A.

Shareholder Information

Shareholder Assistance: Shareholders requiring a change of address, records or information about lost /missing certificates should contact:
     Continental Stock Transfer and Trust Company
     2 Broadway
     New York, New York 10004
     (212) 509-4000

Information: Analysts, investors and others seeking financial data or general information are asked to contact:
     Josh C. Cox, Jr., President and CEO.
     Telephone: (561) 778-4100

Publications: Requests for printed materials including annual and quarterly reports, proxy statements, 10-K and 10-Q reports should be directed to CFSI's Finance Officer:
     Citrus Financial Services, Inc.
     P.O. Box 2560
     Vero Beach, FL 32961-2560
     Telephone: (561) 778-4100

Annual Meeting: Citrus' 1999 annual meeting of shareholders will be held at 5:00 p.m. on Monday, April 26, 1999, at the Courthouse Executive Center, 2145 14th Avenue, Vero Beach Florida.

Independent Auditors:
    Stevens, Sparks & Company, P.A.
    (formerly Stevens, Thomas, Schemer & Sparks, P.A.)
    6273 DuPont Station Court
    Jacksonville, Florida   32217-2513
    Telephone: (904) 731-1366

Legal Counsel:
    Igler & Dougherty, P.A.
    1501 Park Avenue East
    Tallahassee, Florida 32301
    (850) 878-2411