Form 10-Q
period 1999-03-31
CITRUS FINANCIAL SERVICES INC
filed 1999-05-13
CIK 852616

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
    _________________________________________________________

                           FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR
                15 (d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934

          For the Quarterly Period Ended March 31, 1999
                Commission File Number 33-29696-A

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

   Class                                        Outstanding as of May 6, 1999
Common Stock                                               952,296
Par Value $3.15 per share

                 CITRUS FINANCIAL SERVICES, INC.

                              INDEX

                                                                         PAGE
PART I:  FINANCIAL INFORMATION                                          NUMBER

 Item 1: Financial Statements:
         Consolidated Balance Sheets March 31, 1999 (Unaudited)
         and December 31, 1998                                             1

         Consolidated Statements of Operations and Comprehensive Income
         for the Three Months Ended March 31, 1999 and 1998 (Unaudited)    2

         Consolidated Condensed Statements of Cash Flows for the Three
         Months Ended March 31, 1999 and 1998 (Unaudited)                  3

         Consolidated Statement of Changes in Stockholders' Equity
         (Unaudited)                                                       4

         Notes to Consolidated Financial Statements (Unaudited)            5

 Item 2: Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         9

PART II:  OTHER INFORMATION                                                17

Signatures                                                                 18

         CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEETS

                                                  March 31, 1999
                                                 (Unaudited) December 31, 1998
                                         (In Thousands, Except Per Share Data)
ASSETS
Cash and due from banks                                    $  2,744   $  3,940
Federal funds sold                                            5,750      9,200
  Total cash and cash equivalents                             8,494     13,140
Interest-bearing deposits in other banks                         23          9
Securities available-for-sale at fair value                   4,549      4,675
Securities held-to-maturity (market value of
    $1,193 for 1999 and $1,273 for 1998)                      1,235      1,307
Loans held for investment less allowance for credit losses   55,282     52,548
Loans held for sale                                           5,434      8,291
Facilities                                                    2,916      2,884
Other real estate owned                                         390        390
Deferred income taxes                                           206        233
Accrued interest receivable                                     386        343
Other assets                                                    518        231

     TOTAL                                                 $ 79,433   $ 84,051

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                      $ 11,924   $ 13,393
  NOW accounts                                                3,660      4,121
  Money market accounts                                       2,685      3,026
  Savings accounts                                           10,064      8,423
  Time, $100,000 and over                                     9,170     10,377
  Other time deposits                                        34,500     37,363

     Total deposits                                          72,003     76,703

Other borrowings                                                204        217
Accrued interest payable on deposits                            248        297
Accounts payable and accrued liabilities                        407        387

     Total liabilities                                       72,862     77,604

Commitments and contingencies                                     -          -

Stockholders' equity:
  Preferred stock                                                 -          -
  Common stock                                                3,007      3,007
  Additional paid-in capital                                  3,149      3,149
  Retained earnings                                             446        324
  Accumulated other comprehensive income
     Net unrealized holding losses on securities               (31)       (33)

     Total stockholders' equity                               6,571      6,447

     TOTAL                                                 $ 79,433   $ 84,051

Book value per common share                                $   6.90   $   6.77

Common shares outstanding                                   952,296    952,296

  See accompanying notes to consolidated financial statements.

        CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                  For the Three Months Ended
                                                           March 31,
                                             1999                       1998
                                                (Dollars in Thousands)
Interest and fees on loans held for investment               $ 1,211   $ 1,212
Interest and fees on loans held for sale                         177       107
Investment income on investment securities
  and interest-bearing deposits in other banks                    78       125
Federal funds sold                                               102        39

  Total interest income                                        1,568     1,483

Interest on deposits                                             716       625
Other                                                              3         6

  Total interest expense                                         719       631

  Net interest income before provision for credit losses         849       852

Provision for credit losses                                       22      (96)

  Net interest income                                            827       948

Fees and service charges                                         107        93
Other income                                                       7         7

  Total other income                                             114       100

Other expenses:
  Salaries and employee benefits                                 388       330
  Expenses of bank premises and fixed assets                     141       119
  Other operating expenses                                       216       256

  Total other expenses                                           745       705

Income before provision for income taxes                         196       343

Provision for income taxes                                        74       129

Net income                                                       122       214

Other comprehensive income, net of income taxes:
  Unrealized holding gains arising during period                   2        22

Comprehensive income                                         $   124   $   236


Earnings Per Share
  Basic earnings per share                                   $  0.13   $  0.22
  Diluted earnings per share                                 $  0.10   $  0.19

  See accompanying notes to consolidated financial statements.

         CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                          For the Three Months Ended March 31,
                                                         1999     1998
                                                   (Dollars in Thousands)
Net income                                                 $    122   $    214
Adjustments to reconcile net income to net cash provided
    (used) by operating activities:
  Provision for credit losses                                    22       (71)
  Depreciation and amortization                                  79         62
  Net premium amortization and discount accretion                 5          -
  Increase in other assets                                    (371)      (119)
  Increase in other liabilities                                  29        139
  Origination of loans held for sale                       (30,558)   (25,694)
  Proceeds on sale of loans held for sale                    33,415     20,594

     Net cash provided (used) by operating activities         2,743    (4,875)

Cash flows from investing activities:
  Net (increase) decrease in:
     Investment securities                                      205        564
     Interest-bearing deposits in other banks                  (14)         56
     Loans                                                  (2,756)        105
  Purchases of bank premises and equipment, net               (111)       (83)

     Net cash provided (used) in investing activities       (2,676)        642

Cash flows from financing activities:
  Net increase (decrease) in deposits                       (4,700)      3,401
  Advances (repayments) of FHLB advances, net                  (13)       (30)

     Net cash provided (used) by financing activities       (4,713)      3,371

Decrease in cash and cash equivalents                       (4,646)      (862)

Cash and cash equivalents at beginning of period             13,140      6,242

Cash and cash equivalents at end of period                $   8,494  $   5,380

  See accompanying notes to consolidated financial statements.

         CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                  Net
                                                               Unrealized
                                                                 Holding
                         Common Stock                           Gains     Total
                                Par          Additional         (Losses) Stock-
                               Value           Paid-in Retained    on   holders'
                      Shares (Rounded) Amount Capital Earnings Securities Equity
                          (Dollars in Thousands, Except Par Value Per Share)
Balance,
  December 31, 1998       952,296 $ 3.15 $ 3,007 $ 3,149 $ 324 $ (33) $ 6,447

Comprehensive income:
 Net income                     -      -       -       -   122     -
 Net change in unrealized
  holding gains on securities   -      -       -       -     -     2

  Total comprehensive income    -      -       -       -     -     -      124

Balance,
  March 31, 1999          952,296 $ 3.15 $ 3,007 $ 3,149 $ 446 $ (31) $ 6,571

   See accompanying notes to consolidated financial statements.

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          MARCH 31, 1999


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Citrus Financial Services, Inc. ("Citrus") and its wholly owned subsidiary Citrus Bank, N.A. ("Citrus Bank"). The consolidated financial statements for the three months ended March 31, 1999 and 1998, have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year. The accounting policies followed by Citrus are set forth in Note 1 to Citrus' consolidated financial statements contained in the 1998 Annual Report to Stockholders and are incorporated herein by reference.

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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review Citrus Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require Citrus Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Management does not anticipate that the allowances for credit losses on loans and foreclosed real estate will change materially in the near term.

Fair Value of Financial Instruments

Financial instruments of Citrus consist of cash, due from banks, federal funds sold, investment securities, loans receivable, accrued interest receivable, deposits, federal funds purchased, other borrowings, accrued interest payable, and off-balance sheet commitments such as commitments to extend credit and standby letters of credit. On an interim basis, management considers the cost of providing estimated fair values by each class of financial instrument to exceed the benefits derived. In management's opinion, the carrying amount of financial instruments approximates fair value.

         CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         MARCH 31, 1999


NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.
Diluted earnings per share are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. The following information was used in the computation of earnings per share on both a basic and diluted basis for the three months ended March 31, 1999 and 1998 (in thousands except per share data):

                                                       For the Three Months
                                                         Ended March 31,
                                                        1999         1998
  Basic EPS computation:
    Numerator - Net income                             $  122        $  214
    Denominator - Weighted average shares outstanding     952           952

    Basic EPS                                          $ 0.13        $ 0.22

  Diluted EPS computation:
    Numerator - Net income                             $  122        $  214
    Denominator - Weighted average shares outstanding     952           952
    Stock options and warrants                            227           196

                                                        1,179         1,148

    Diluted EPS                                        $ 0.10        $ 0.19

NOTE 3 - LOANS HELD FOR INVESTMENT

Loans consisted of (dollars in thousands):

                                                  March 31,   December 31,
                                                   1999           1998
  Real estate                                     $ 38,615     $ 35,914
  Commercial and agriculture                        12,970       12,868
  Installment and other loans                        4,175        4,347
       Total loans, gross                           55,760       53,129
  Unearned income and deferred fees                   ( 7)        (120)
  Allowance for credit losses                        (471)        (461)
       Net loans                                  $ 55,282     $ 52,548


         CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         MARCH 31, 1999


NOTE 4 - LOANS HELD FOR SALE

Loans held for sale include residential real estate loans held for sale to FNMA and outstanding loans originated by third-party brokers, assigned to Citrus Bank, and held by Citrus Bank pending transfer to investors with take-out commitments. At March 31, 1999, and December 31, 1998, such loans totaled $5,434,000 and $8,291,000, respectively. These loans are carried at cost, which is lower than market.

Citrus Bank does not originate any significant amounts of loans specifically for resale. Loans originated by Citrus Bank and sold principally to FNMA generally represent less than 3% of all loans originated. The only servicing income received by Citrus Bank comes from the servicing of loans sold principally to FNMA, which is not considered to be material.


NOTE 5 - ALLOWANCE FOR CREDIT LOSSES

Citrus' Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for credit losses. Management has implemented a risk system that identifies potential problem credits as early as possible, categorizes the credits as to risk, and puts a reporting process in place to monitor the progress of the credits.

Citrus maintains the allowance for credit losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for credit losses follows (dollars in thousands):

                                           Three Months      Twelve Months
                                          Ended March 31,   Ended December 31,
                                              1999               1998
    Balance, beginning of period            $  461              $  431
    Recoveries
         Real estate loans                       -                  43
         Installment loans                       -                   8
         Credit card and related plans           -                   -
         Commercial and all other loans          -                   1
                                                 -                  52
    Charge-offs
         Real estate loans                       -                   -
         Installment loans                       6                  35
         Credit card and related plans           -                  10
         Commercial and all other loans          6                   -
                                                12                  45

    Provision charged to operations             22                  23

    Balance, end of period                  $  471              $  461

During the first quarter of 1998, Citrus settled litigation involving a significant problem credit. As a result of this settlement, Citrus recorded a credit provision of $96,000 for the quarter ended March 31, 1998. The OCC had previously mandated that this credit be written down prior to resolution of Citrus' lawsuit against the borrower. While management disagreed with the amount of the OCC adjustment made in 1997, the effect on financial condition and results of operations was not considered material.

         CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         MARCH 31, 1999


NOTE 6 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Citrus is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit, and interest rate risk in excess of the amounts recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement Citrus has in particular classes of financial instruments.

Financial instruments at March 31, 1999, consisted of commitments to extend credit approximating $10.0 million and letters of credit of $226,000.

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


NOTE 7 - SUBSEQUENT EVENT

Citrus' Registration Statement on Form SB-2 ("Registration Statement") was declared effective by the Securities and Exchange Commission as of May 3, 1999. This action permits Citrus to shortly commence its public offering of between 1,000,000 and 1,200,000 shares of its common stock. The proceeds are expected to be used to complete the opening of two new banks as further discussed in the Registration Statement.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            Overview

Citrus Financial Services, Inc. ("Citrus") is a registered bank holding company under the federal Bank Holding Company Act of 1956, as amended, and owns 100% of the issued and outstanding common stock of Citrus Bank, N.A., Vero Beach, Florida ("Citrus Bank"). Citrus was incorporated under the laws of the State of Florida on May 19, 1989, to enhance Citrus Bank's ability to serve its future customers' requirements for financial services. The holding company provides flexibility for expansion of Citrus' banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

Citrus Bank commenced business operations on April 13, 1990, in a permanent facility located at the corner of Indian River Boulevard and 17th Street, Vero Beach, Florida. The facility is a three-story office condominium, the first floor of which is owned by Citrus Bank. Citrus Bank operates a branch office at 1020 U.S. 1, Sebastian, Florida, which commenced operations in February
1993 and another branch office located at 1020 Buttonwood Street, Barefoot Bay, Florida, which commenced operations in September 1996.

                   Forward-looking Statements

When used in this Form 10-QSB, the words or phrases "will likely result,"
"are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in Citrus' market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Citrus' market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Citrus wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. Citrus wishes to advise readers that the factors listed above could affect Citrus' financial performance and could cause Citrus' actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. Citrus does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                           Year 2000

Citrus is aware of the issue associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Primary systems that do not properly recognize this information could generate erroneous data or cause a system to fail. Citrus is utilizing both internal and external resources to identify, correct and test their systems for the Year 2000 compliance. Management believes that all necessary modifications and testing have been completed. To date, confirmations have been received from all of the Bank's primary processing vendors that their software is now Year 2000 compliant. To date there have been no significant limitations on recourse under the representations obtained from primary vendors that have indicated Year 2000 compliance. In addition to representations made by the primary vendors, Citrus has completed testing for all mission critical hardware and software. At March 31, 1999, Citrus had estimated total Year 2000 costs of $55,000 in excess of normal recurring capital expenditures for routine software and hardware upgrades. Of this amount, approximately $22,000 remains to be spent. It is recognized that any Year 2000 compliance failures could result in additional expense to Citrus.

Citrus has established time lines for testing all ancillary systems, including telephone systems and security devices. We cannot give assurances, however, that all hardware and software that Citrus uses will be Year 2000 compliant, and Citrus cannot predict with any certainty the costs it will incur to respond to any unidentified Year 2000 issues. Factors which may affect the amount of these costs include Citrus' inability to control third party modification plans, Citrus' ability to identify and correct all relevant computer codes, the availability and cost of engaging personnel trained in solving Year 2000 issues, and other similar uncertainties.

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

During 1998, our efforts were centered primarily upon notification of our customers for the purpose of making them aware of the Year 2000 issues and we had not conducted specific analysis of the Year 2000 risk exposure of our borrowers and customers. Our significant commercial customers have been surveyed to assess their status in preparing for the Year 2000. In 1999, Citrus plans to use checklists to assist in identifying other current and potential borrowers with a high Year 2000 risk exposure. To the extent Citrus identifies a Year 2000 exposure associated with one of its borrowers, the lending officer will work with the borrower on a one-on-one basis to minimize the exposure. Frequent reminders will be made to all customers of Year 2000 matters in monthly deposit statements and other correspondence.

Our Year 2000 plans provide for use of outside consultants in its testing phases and to ensure that adequate testing and contingency planning have been conducted. Citrus has completed its initial contingency plan and management currently believes the most reasonably likely worst case scenario centers around the loss of power at its main office, branches, and ATM machines.
Citrus is currently investigating the most reliable alternate power supply to operate its main office. If necessary, the ATM machines and branch operations would be suspended and the main office would conduct all business operations until the power is restored. Plans also exist to handle the contingency of a disruption in data communications, which include use of couriers to provide tapes of data normally transmitted by data lines and printing of reports at the main office for delivery to the tellers and branches.

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

                      Impact of Inflation

The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), which require the measurements of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of Citrus are monetary in nature. As a result, interest rates have a more significant impact on Citrus' performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. As discussed herein, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

                     Results of Operations

Net Income

Citrus' net income decreased $92,000 for the three months ended March 31, 1999, over the comparable period in 1998. This decline for the three months of 1999 versus 1998 reflects the effects of the credit provision for credit losses of $96,000, increased operating costs associated with the start-up of a loan production office in Miami, Florida, and declining margins. The increase in average earning assets of 15.6% for the first quarter of 1999 versus the same period in 1998 was partially offset by a decline of approximately 70 basis points in the average yield on earning assets. These factors produced a net increase in total interest income of 5.7% in the first three months of 1999 as compared to the first three months of 1998. For the three months ended
March 31, 1999, as compared with the comparable period in 1998, increases in total interest income of $85,000 were offset by increases in interest expense of $88,000. Noninterest income increased 14.0%, to $114,000 in the first three months of 1999 as compared to $100,000 in the first three months of 1998. This improvement resulted primarily from deposit account charges resulting from the growth in deposits. Noninterest expense in the first three months of 1999 as compared to the first three months of 1998 rose at a pace of 5.7% to $745,000 rom $705,000. The return on average assets for the three months ended
March 31, 1999, declined 0.60% annualized as compared with the return of average assets of 0.72% for 1998.

Net Interest Income

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

Net interest income was $849,000 for the three months ended March 31, 1999, as compared to $852,000 for the three months ended March 31, 1998. The increases in earning assets of 14.0% reflected the substantial growth of Citrus' loan portfolio between these periods, which resulted in improvements in Citrus' total interest income but the declining net interest spread and net interest margin contributed to the flat net interest income in 1999 versus 1998. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.7% for the three months ended
March 31, 1999, as compared to 4.4% for the three months ended March 31, 1998. Net interest margin (which is net interest income divided by average interest-earning assets) declined 4.5% for the three months ended
March 31, 1999, as compared to 5.2% for the three months ended March 31, 1998. These decreases reflect the fact that during the first three months of 1999 yields for loans held for investment have declined approximately 70 basis points, while interest expense yields have only dropped 10 basis points in 1999 versus 1998.

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

Average Balances, Income and Expenses, and Rates (dollars in thousands)

                                  For the Three Months Ended March 31,
                                       1999                   1998
                                     Interest  Average        Interest   Average
                             Average    and    Yield/  Average   and     Yield/
                             Balance Dividends  Rate   Balance Dividends  Rate
Earning assets:
  Interest-earning deposits  $     23  $     -   4.8%  $     44  $     1    4.6%
  Taxable securities            5,927       78   5.3%     8,842      124    5.6%
  Federal funds sold            8,715      102   4.7%     2,995       39    5.2%
  Loans held for sale           7,304      177   9.7%     3,397      107   12.6%
  Loans held for investment,
     net                       53,664    1,211   9.0%    50,159    1,212    9.7%

    Total earning assets       75,633    1,568   8.3%    65,437    1,483    9.1%

Non-earning assets              6,114                     6,342

       Total assets          $ 81,747                  $ 71,779

Interest-bearing liabilities:
  NOW and money market
      deposits               $  6,470       28   1.7%  $  7,367       36    2.0%
  Savings deposits              9,172       73   3.2%     6,784       55    3.2%
  Time deposits                46,394      615   5.3%    39,646      534    5.4%
  Other borrowings                211        3   5.7%       434        6    5.5%

    Total interest-bearing
          liabilities          62,247      719   4.6%    54,231      631    4.7%

Noninterest-bearing
      liabilities              12,996                    11,391
Stockholders' equity            6,504                     6,157

    Total liabilities and
       stockholders' equity  $ 81,747                  $ 71,779

Net interest income                    $  849                     $  852

Interest-rate spread                             3.7%                       4.4%

Net interest margin                              4.5%                       5.2%

Ratio of average earning
  assets to average
  interest-bearing
  liabilities                 121.5%                     120.7%

Provision and Allowance for Credit Losses

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

At March 31, 1999, Citrus had 11 loans classified as substandard, doubtful, or loss totaling $427,000. At December 31, 1998, Citrus had 12 loans totaling $448,000 in the same categories. At both March 31, 1999, and December 31, 1998, Citrus had no loss assets to be charged-off. Loans classified by management as impaired totaled $87,000 and $85,000 at March 31, 1999, and December 31, 1998, respectively.

A summary of nonperforming loans by type follows:
                                             March 31,      December 31,
                                               1999            1998
  Real estate                                $     -          $   228
  Installment loans                               20               25
  Credit cards and related plans                   4                -
  Commercial and all other loans                 835              247

                                             $   859          $   500

The primary reason for the increase in nonperforming loans was one loan totaling $586,000 that was 90 days past due pending renewal. This loan was subsequently renewed upon receipt of current financial statements.

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

At March 31, 1999, the allowance for credit losses amounted to $471,000, or 0.84% of outstanding loans held for investment. At December 31, 1998, the allowance for credit losses amounted to $461,000, or 0.87% of outstanding loans held for investment. Citrus' provision for credit losses was $22,000 for the three months ended March 31, 1999. For the same three months period in 1998, the provision for credit losses was $(96,000). The provision was made based on management's assessment of general credit loss risk and asset quality. The decline in the allowance for credit losses as a percentage of outstanding loans reflects the overall improvement in the quality of the loan portfolio as further discussed in the next paragraph.

During the first quarter of 1998, Citrus settled litigation involving a significant problem credit. As a result of this settlement, Citrus recorded
a credit provision of $96,000 for the quarter ended March 31, 1998. The OCC had previously mandated that this credit be written down prior to resolution of Citrus' lawsuit against the borrower. While management disagreed with the amount of the OCC adjustment made in 1997, the effect on financial condition and results of operations was not considered material. No separate allowance for credit losses has been established for loans held for sale since these loans are purchased for amounts up to 98% of the note amount. Substantially all of these loans have take-out commitments in place at the time purchased by Citrus, and these loans meet Citrus' underwriting guidelines.

Noninterest Income and Expense

Noninterest Income. Citrus' primary source of noninterest income is service charges on deposit accounts. In addition, Citrus originates mortgage loans, which are closed in the name of a third party, for which Citrus receives a fee. Other sources of noninterest income include bankcard fees, commissions on check sales, safe deposit box rent, wire transfer, and official check fees.

Total noninterest income increased by $14,000 during the three months ended March 31, 1999, as compared to the same period in 1998, reflecting increased activity fees related to increases in deposit and loan balances. Fees and service charges were $107,000 for the three months ended March 31, 1999, as compared to $93,000 for the comparable periods in 1998, an increase of 15.1%.

Noninterest Expense. Total noninterest expense increased by $40,000 during the three months ended March 31, 1999, as compared to the same period in 1998, as a result of Citrus' continued growth. For the first three months in 1999, this increase includes an increase in salary and benefits expense of $58,000, as Citrus employed additional employees and provided normal salary and benefit increases. Occupancy-related expenses increased $22,000 in the first three months of 1999 as compared with the same period in 1998, principally due to the start-up of Citrus' in-house data processing center. Continued reductions in professional fees of $17,000 were realized in the first three months of 1999 along with reductions in outside data processing costs.

Income Tax Expense

The income tax provision was $74,000 for the three months March 31, 1999, or an effective rate of 37.8%. This compares with an effective rate of 37.6% for the same period in 1998.


                      Financial Condition

Citrus' total assets at March 31, 1999, were $79.4 million, decreasing from $84.1 million at December 31, 1998. The decrease of approximately $4.7 million was due principally to the decline in federal funds sold of $3.5 million and loans held for sale of $2.9 million, partially offset by an increase in loans held for investment of $2.7 million. Deposits declined approximately $4.7 million, with $4.1 million of the decline attributable to higher costing certificates of deposit.

Total stockholders' equity as of March 31, 1999, was $6.6 million, an increase of $124,000 or approximately 2% compared with stockholders' equity of $6.4 million as of December 31, 1998. This increase was attributable to net income for the three months of 1999 of $122,000 and a $2,000 increase in the market value (net of deferred income taxes) of investment securities available-for-sale.

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three months ended March 31, 1999):

                                              Three Months Ended   Year Ended
                                                   March 31,      December 31,
                                                     1999             1998
Return on average assets                             0.60%            0.72%
Return on average equity                             7.50%            9.13%
Interest-rate spread during the period               3.67%            4.20%
Net interest margin                                  4.49%            4.92%
Allowance for credit losses to period end
    loans held for investment                        0.84%            0.87%
Net charge-offs to average loans held for
    investment                                       0.09%          (0.01)%
Nonperforming assets to period end loans
    held for investment and foreclosed property      2.22%            1.67%
Nonperforming assets to period end total assets      1.57%            1.06%

                Liquidity and Capital Resources

Liquidity Management. Liquidity management involves monitoring Citrus' sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same
degree of control.   Asset liquidity is provided by cash and assets which are
readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in Citrus' market area.

In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase.

Short-Term Investments. Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell and interest-bearing deposits, averaged $8.7 million in the first three months of 1999 as compared to $3.0 million in the same period of 1998. At March 31, 1999, and December 31, 1998, short-term investments totaled $5.8 million and $9.2 million, respectively. These funds are a primary source of Citrus' liquidity and are generally invested in an earning capacity on an overnight basis.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for Citrus' loan portfolio and other earning assets. Citrus' core deposits were $62.8 million at March 31, 1999, and $66.3 million at December 31, 1998. Management anticipates that a stable base of deposits will be Citrus' primary source of funding to meet both its short-term and long-term liquidity needs in the future.

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

Borrowings. Citrus Bank has a line of credit master agreement with the FHLB of Atlanta that enables Citrus Bank to borrow up to $10,000,000. These advances are collateralized by Citrus Bank's FHLB stock and a blanket floating lien consisting of wholly-owned residential (1-4 units) first mortgage loans. At March 31, 1999, there were no advances outstanding under this line. In addition to the line of credit arrangement, Citrus Bank had fixed FHLB advances outstanding as follows (dollars in thousands):

                                          At March 31,        At December 31,
Maturity Date         Interest Rate          1999                  1998
2003                     5.76%              $ 204                 $ 217

Capital. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100% (the Federal Reserve grants an exemption from these requirements for bank holding companies with less than $150 million in consolidated assets, and therefore Citrus' capital is currently measured only at Citrus Bank level). Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common stockholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses subject to certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Citrus and Citrus Bank exceeded their minimum regulatory capital ratios as of March 31, 1999, as reflected in the following table.

The following table sets forth Citrus Bank's regulatory capital position (dollars in thousands):

                                    Actual        Minimum(1) Well-Capitalized(2)
                                 Amount    %     Amount    %    Amount    %
Total Capital (to Risk-Weighted
      Assets)                    $ 6,610 10.71%  $ 4,938 8.00%  $ 6,172 10.00%
Tier I Capital (to Risk-Weighted
      Assets)                    $ 6,139  9.95%  $ 2,469 4.00%  $ 3,703  6.00%
Tier I Capital (to Average
      Assets)                    $ 6,139  7.54%  $ 3,256 4.00%  $ 4,071  5.00%

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

          CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registered has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Citrus Financial Services, Inc.




Date:  May 13, 1999                      /s/ Josh C. Cox, Jr.
                                         Josh C. Cox, Jr.
                                         President and Chief Executive Officer



Date:  May 13, 1999                      /s/ Henry O. Speight
                                         Henry O. Speight
                                         Executive Vice President and
                                         Chief Financial Officer