Form 10QSB
period 1999-06-30
CITRUS FINANCIAL SERVICES INC
filed 1999-08-13
CIK 852616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
            ---------------------------------------------------------

                                   FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR
                        15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999
                        Commission File Number 000-26145

           -----------------------------------------------------------

                         CITRUS FINANCIAL SERVICES, INC.
                         -------------------------------
             (Exact Name of registrant as specified in its charter)

Florida                                                               65-0136504
-------                                                               ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

1717 Indian River Boulevard
Suite 100
Vero Beach, Florida                                                        32960
-------------------                                                        -----
(Address of Principal Executive Offices)                              (Zip Code)

           ----------------------------------------------------------

                                 (561) 778-4100
                                 --------------
               (Registrant's telephone number including area code)

          ------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____.

Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the latest practicable date:

   Class                                         Outstanding as of July 30, 1999
   -----                                         -------------------------------
Common Stock                                                 952,296
Par Value $3.15 per share

                         CITRUS FINANCIAL SERVICES, INC.

                                      INDEX


                                                                         PAGE
PART I:  FINANCIAL INFORMATION                                          NUMBER

         Item 1: Financial Statements:
                 Consolidated Balance Sheets as of June 30, 1999
                 (Unaudited) and December 31, 1998                        1

                 Consolidated Statements of Operations and
                 Comprehensive Income for the Three Months and the
                 Six Months Ended June 30, 1999 and 1998 (Unaudited)      2

                 Consolidated Condensed Statements of Cash Flows for
                 the Three Months and the Six Months Ended June 30, 1999
                 and 1998 (Unaudited)                                     3

                 Consolidated Statement of Changes in Stockholders'
                 Equity (Unaudited)                                       4

                 Notes to Consolidated Financial Statements (Unaudited)   5

         Item 2: Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      9

PART II:         OTHER INFORMATION                                        18

Signatures                                                                19

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                   June 30, 1999
                                                                                                    (Unaudited)    December 31, 1998
                                                                                                    -----------    -----------------
                                                                                               (In Thousands, Except Per Share Data)
ASSETS
Cash and due from banks ..............................................................             $   3,165              $   3,940
Federal funds sold ...................................................................                 4,400                  9,200
                                                                                                   ---------              ---------
    Total cash and cash equivalents ..................................................                 7,565                 13,140
Interest-bearing deposits in other banks .............................................                     1                      9
Securities available-for-sale at fair value ..........................................                 5,754                  4,675
Securities held-to-maturity (market value of
    $1,099 for 1999 and $1,273 for 1998) .............................................                 1,163                  1,307
Loans held for investment less allowance for credit losses ...........................                58,294                 52,548
Loans held for sale ..................................................................                 3,686                  8,291
Facilities ...........................................................................                 2,894                  2,884
Other real estate owned ..............................................................                  --                      390
Deferred income taxes ................................................................                   369                    233
Accrued interest receivable ..........................................................                   449                    343
Other assets .........................................................................                 1,017                    231
                                                                                                   ---------              ---------

         TOTAL .......................................................................             $  81,192              $  84,051
                                                                                                   =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Noninterest-bearing ..............................................................             $  11,517              $  13,393
    NOW accounts .....................................................................                 3,825                  4,121
    Money market accounts ............................................................                 2,843                  3,026
    Savings accounts .................................................................                 9,674                  8,423
    Time, $100,000 and over ..........................................................                 8,607                 10,377
    Other time deposits ..............................................................                31,781                 37,363
                                                                                                      ------                 ------

        Total deposits ...............................................................                68,247                 76,703
                                                                                                      ------                 ------

Other borrowings .....................................................................                 6,042                    217
Accrued interest payable on deposits .................................................                   177                    297
Accounts payable and accrued liabilities .............................................                    53                    387
                                                                                                          --                    ---

        Total liabilities ............................................................                74,519                 77,604
                                                                                                      ------                 ------

Commitments and contingencies ........................................................                  --                     --

Stockholders' equity:
    Preferred stock ..................................................................                  --                     --
    Common stock .....................................................................                 3,007                  3,007
    Additional paid-in capital .......................................................                 3,149                  3,149
    Retained earnings ................................................................                   569                    324
    Accumulated other comprehensive income:
        Net unrealized holding losses on securities ..................................                   (52)                   (33)
                                                                                                         ---                    ---

        Total stockholders' equity ...................................................                 6,673                  6,447
                                                                                                       -----                  -----

        TOTAL ........................................................................             $  81,192              $  84,051
                                                                                                   =========              =========

Book value per common share ..........................................................             $    7.01              $    6.77
                                                                                                   =========              =========

Common shares outstanding ............................................................               952,296                952,296
                                                                                                     =======                =======





          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)


                                                            For the Three Months Ended June 30,    For the Six Months Ended June 30,
                                                            -----------------------------------    ---------------------------------

                                                                    1999           1998                   1999           1998
                                                                    ----           ----                   ----           ----
                                                                          (Dollars in Thousands, Except Per Share Data)

Interest and fees on loans held for investment .................  $ 1,307        $ 1,214                $ 2,518        $ 2,426
Interest and fees on loans held for sale .......................      147            239                    324            346
Investment and dividend income on investment securities
   and interest-bearing deposits in other banks ................       83            107                    161            232
Federal funds sold .............................................       49             14                    151             53
                                                                       --             --                    ---             --
         Total interest income .................................    1,586          1,574                  3,154          3,057
                                                                    -----          -----                  -----          -----

Interest on deposits ...........................................      645            661                  1,361          1,286
Other ..........................................................       17             24                     20             30
                                                                       --             --                     --             --
         Total interest expense ................................      662            685                  1,381          1,316
                                                                      ---            ---                  -----          -----

         Net interest income before provision
              for credit losses ................................      924            889                  1,773          1,741

Provision for credit losses ....................................       (2)            47                     20            (49)
                                                                       --             --                     --            ---

         Net interest income after provision
              for credit losses ................................      926            842                  1,753          1,790
                                                                      ---            ---                  -----          -----

Fees and service charges .......................................      113             94                    220            187
Other income ...................................................       10             15                     17             22
                                                                       --             --                     --             --
         Total other income ....................................      123            109                    237            209
                                                                      ---            ---                    ---            ---

Other expenses:
     Salaries and employee benefits ............................      445            370                    833            711
     Expenses of bank premises and fixed assets ................      162            127                    303            255
     Other operating expenses ..................................      245            245                    461            481
                                                                      ---            ---                    ---            ---
         Total other expenses ..................................      852            742                  1,597          1,447
                                                                      ---            ---                  -----          -----

Income before provision for income taxes .......................      197            209                    393            552

Provision for income taxes .....................................       74             78                    148            207
                                                                       --             --                    ---            ---

Net income .....................................................      123            131                    245            345

Other comprehensive income, net of income taxes:
     Unrealized holding gains (losses) arising during period ...      (19)            12                    (17)            34
     Less: reclassification adjustments for gains included in
       net income for the period ...............................       (2)            (3)                    (2)            (3)
                                                                       --             --                     --             --
         Total other comprehensive income,
              net of income taxes ..............................      (21)             9                    (19)            31
                                                                      ---              -                    ---             --

Comprehensive income ...........................................  $   102        $   140                $   226        $   376
                                                                  =======        =======                =======        =======


Earnings Per Share Information
     Primary ...................................................  $  0.13        $  0.14                $  0.26        $  0.36
                                                                  =======        =======                =======        =======
     Fully diluted .............................................  $  0.10           0.11                $  0.21        $  0.30
                                                                  =======           ====                =======        =======


          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                             For the Three Months Ended June 30,   For the Six Months Ended June 30,
                                                             -----------------------------------   ---------------------------------
                                                                 1999            1998                     1999            1998
                                                                 ----            ----                     ----            ----
                                                                                      (Dollars in Thousands)

Net income ...............................................    $    123        $    131                $    245        $    345
Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
         Provision for credit losses ....................           (2)             22                      20             (49)
         Depreciation and amortization ..................           89              21                     168              83
         Net premium amortization and
              discount accretion ........................            5            --                        10            --
         (Increase) decrease in other assets ............         (154)             27                    (525)            (92)
         Increase (decrease) in other liabilities .......         (403)            107                    (374)            246
         Origination of loans held for sale .............      (31,831)        (53,112)                (62,389)        (78,806)
         Proceeds on sale of loans held for sale ........       33,579          45,626                  66,994          66,220
                                                                ------          ------                  ------          ------

              Net cash provided (used) by
                  operating activities ..................        1,406          (7,178)                  4,149         (12,053)
                                                                 -----          ------                   -----         -------

Cash flows from investing activities: Net (increase) decrease in:
         Investment securities ..........................       (1,181)            614                    (976)          1,178
         Interest-bearing deposits in other banks .......           22            --                         8              56
         Loans ..........................................       (3,111)            361                  (5,867)            466
     Purchases of bank premises and equipment, net ......          (67)            (84)                   (178)           (167)
                                                                   ---             ---                    ----            ----

              Net cash provided (used) by
                  investing activities ..................       (4,337)            891                  (7,013)          1,533
                                                                ------             ---                  ------           -----

Cash flows from financing activities:
     Net increase (decrease) in deposits ................       (3,756)          4,637                  (8,456)          8,038
     Proceeds from other borrowings,
         net of repayments ..............................        5,758           3,469                   5,745           3,439
                                                                 -----           -----                   -----           -----

              Net cash provided (used) by
                  financing activities ..................        2,002           8,106                  (2,711)         11,477
                                                                 -----           -----                  ------          ------

Increase (decrease) in cash and cash equivalents ........         (929)          1,819                  (5,575)            957

Cash and cash equivalents at beginning of period ........        8,494           5,380                  13,140           6,242
                                                                 -----           -----                  ------           -----

Cash and cash equivalents at end of period ..............     $  7,565        $  7,199                $  7,565        $  7,199
                                                              ========        ========                ========        ========










          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)



                                                                                                          Net
                                                                                                       Unrealized
                                                                                                        Holding
                                                                             Additional                  Gains           Total
                                                             Common Stock     Paid-in      Retained   (Losses) on     Stockholders'
                                                           Shares    Amount   Capital      Earnings    Securities        Equity
                                                           ------    ------   -------      --------    ----------        ------
                                                                                   (Dollars in Thousands)

Balance, December 31, 1998 .........................       952,296   $3,007   $3,149       $ 324        $(33)          $ 6,447

Comprehensive income:
   Net income ......................................          --       --       --           245         --              --
   Net change in unrealized holding
     gains (losses) on securities
     less reclassification for realized
     gains .........................................          --       --       --          --           (19)             226
                                                                                                         ---              ---

Balance, June 30, 1999 .............................       952,296   $3,007   $3,149       $ 569        $(52)         $ 6,673
                                                           =======   ======   ======       =====        ====          =======























          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Citrus Financial Services, Inc. ("Citrus") and its wholly owned subsidiary Citrus Bank, N.A. ("Citrus Bank"). The consolidated financial statements for the three and six months ended June 30, 1999 and 1998, have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year. The accounting policies followed by Citrus are set forth in Note 1 to Citrus' consolidated financial statements contained in the 1998 Annual Report to Stockholders and are incorporated herein by reference.

Use of Estimates
----------------

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

Fair Value of Financial Instruments
-----------------------------------

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

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999


NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. The following information was used in the computation of earnings per share on both a basic and diluted basis for the three and six months ended June 30, 1999 and 1998 (in thousands except per share data):

                                                                                  For the Three Months        For the Six Months
                                                                                     Ended June 30,              Ended June 30,
                                                                                   1999         1998           1999         1998
                                                                                   ----         ----           ----         ----

Basic EPS computation:
    Numerator - Net income .............................................         $  123         $  131         $  245       $  345
    Denominator - Weighted average shares outstanding ..................            952            952            952          952
                                                                                    ---            ---            ---          ---

    Basic EPS ..........................................................         $ 0.13         $ 0.14         $ 0.26       $ 0.36
                                                                                 ======         ======         ======       ======

Diluted EPS computation:
    Numerator - Net income .............................................         $  123         $  131         $  245       $  345
                                                                                 ------         ------         ------       ------
    Denominator - Weighted average shares outstanding ..................            952            952            952          952
    Stock options and warrants .........................................            227            196            227          196
                                                                                    ---            ---            ---          ---

                                                                                  1,179          1,148          1,179        1,148
                                                                                  -----          -----          -----        -----

    Diluted EPS ........................................................         $ 0.10         $ 0.11         $ 0.21       $ 0.30
                                                                                 ======         ======         ======       ======


NOTE 3 - LOANS HELD FOR INVESTMENT

Loans consisted of (dollars in thousands):
                                                                                               June 30,           December 31,
                                                                                                 1999                 1998
                                                                                                 ----                 ----

Real estate ................................................................                   $ 41,282             $ 35,914
Commercial and agriculture .................................................                     12,985               12,868
Installment and other loans ................................................                      4,415                4,347
                                                                                                  -----                -----
      Total loans, gross ...................................................                     58,682               53,129
Unearned income and deferred fees ..........................................                         (8)                (120)
Allowance for credit losses ................................................                       (380)                (461)
                                                                                                   ----                 ----
      Net loans ............................................................                   $ 58,294             $ 52,548
                                                                                               ========             ========


                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999


NOTE 4 - LOANS HELD FOR SALE

Loans held for sale include residential real estate loans held for sale to FNMA and outstanding loans originated by third- party brokers, assigned to Citrus Bank, and held by Citrus Bank pending transfer to investors with take-out commitments. At June 30, 1999, and December 31, 1998, such loans totaled $3,686,000 and $8,291,000, respectively. These loans are carried at cost, which is lower than market.

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

Citrus maintains the allowance for credit losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for credit losses follows (dollars in thousands):

                                                                                   Six Months         Twelve Months
                                                                                  Ended June 30,     Ended December 31,
                                                                                       1999                1998
                                                                                       ----                ----

Balance, beginning of period .......................................................    $461               $431
Recoveries
         Real estate loans .........................................................     --                  43
         Installment loans .........................................................     --                   8
         Credit card and related plans .............................................     --                 --
         Commercial and all other loans ............................................     --                   1
                                                                                                              -
                                                                                         --                  52
                                                                                                             --
Charge-offs
         Real estate loans .........................................................     --                 --
         Installment loans .........................................................       6                 35
         Credit card and related plans .............................................       5                 10
         Commercial and all other loans ............................................      90                --
                                                                                          --
                                                                                         101                 45
                                                                                         ---                 --

Provision charged to operations ....................................................      20                 23
                                                                                          --                 --

Balance, end of period .............................................................    $380               $461
                                                                                        ====               ====


During the first quarter of 1998, Citrus settled litigation involving a significant problem credit. As a result of this settlement, Citrus recorded a credit provision of $96,000 for the quarter ended March 31, 1998. During the remainder of 1998, Citrus recorded a provision for credit losses of $119,000 to recognize the potential credit losses associated with one borrower. Three loans totaling $85,000 to this borrower were charged off in 1999. At June 30, 1999, Citrus had $30,00 in loans classified as loss. This loss was fully reserved.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999


NOTE 6 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Citrus is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those commitments involve, to varying degrees, elements of credit, and interest rate risk in excess of the amounts recognized in the balance sheet.

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

Financial instruments at June 30, 1999, consisted of commitments to extend credit approximating $8.5 million and letters of credit of $126,000.


NOTE 7 - PUBLIC STOCK OFFERING

Citrus' Registration Statement on Form SB-2 ("Registration Statement") was declared effective by the Securities and Exchange Commission on May 3, 1999. Citrus has commenced its public offering of between 1,000,000 and 1,200,000 shares of its common stock. The proceeds are expected to be used to complete the opening of two new banks as further discussed in the Registration Statement. As of June 30, 1999, approximately $1.1 million had been deposited in an escrow account held with Independent Bankers' Bank of Florida subject to an Escrow Agreement as described in the Registration Statement. None of the escrow deposits have been recorded by Citrus and the costs of raising these funds incurred by Citrus through June 30, 1999, have been recorded as other assets. As of July 30, 1999, approximately $1.8 million had been deposited in the escrow account.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Overview

Citrus Financial Services, Inc. ("Citrus") is a bank holding company registered under the Bank Holding Company Act of 1956. Citrus owns 100% of the issued and outstanding common stock of Citrus Bank, N.A., Vero Beach, Florida ("Citrus Bank"). Citrus was incorporated on May 19, 1989, to enhance Citrus Bank's ability to serve its future customers' requirements for financial services. The holding company provides flexibility for expansion of Citrus' banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

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

                           Forward-looking Statements

When used in this Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in Citrus' market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Citrus' market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Citrus wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. Citrus wishes to advise readers that the factors listed above, as well as others, could affect Citrus' financial performance and could cause Citrus' actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. Citrus does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                    Year 2000

Citrus is aware of the issue associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Primary systems that do not properly recognize this information could generate erroneous data or cause a system to fail. Citrus is utilizing both internal and external resources to identify, correct and test their systems for the Year 2000 compliance. Management believes that all necessary modifications and testing have been completed. To date, confirmations have been received from all of the Bank's primary processing vendors that their software is now Year 2000 compliant. To date there have been no significant limitations on recourse under the representations obtained from primary vendors that have indicated Year 2000 compliance. In addition to representations made by the primary vendors, Citrus has completed testing for all mission critical hardware and software. At June 30, 1999, Citrus had estimated total Year 2000 costs of $55,000 in excess of normal recurring capital expenditures for routine software and hardware upgrades. Of this amount, approximately $22,000 remains to be spent. It is recognized that any Year 2000 compliance failures could result in additional expense to Citrus.

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

Further, the business of many of Citrus' customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by Citrus' customers in solving Year 2000 issues could negatively affect those customers' ability to repay any loans which Citrus may have extended. Therefore, even if Citrus does not incur significant direct costs in connection with responding to the Year 2000 issue, we cannot give assurances that the failure or delay of Citrus' customers or other third parties in addressing the Year 2000 issue or the costs involved in the process will not have a material adverse effect on Citrus' business, financial condition, or results of operations. However, we do not believe that such situations will be the case.

During 1998, we notified our customers for the purpose of making them aware of the Year 2000 issues. In 1999, our significant commercial customers were surveyed to assess their status in preparing for the Year 2000 using checklists to assist in identifying other current and potential borrowers with a high Year 2000 risk exposure. No current nor potential borrowers have been determined to have a high Year 2000 risk exposure. Should Citrus identify a Year 2000 exposure associated with one of its borrowers, the lending officer will work with the borrower on a one-on-one basis to minimize the exposure. Frequent reminders will be made to all customers of Year 2000 matters in monthly deposit statements and other correspondence.

Our Year 2000 plans provide for use of outside consultants to ensure that adequate contingency plans have been adopted. Citrus has completed its initial contingency plan and management currently believes the most likely worst case scenario centers around the loss of power at its main office, branches, and ATM machines. Citrus is currently investigating the most reliable alternate power supply to operate its main office. If necessary, the ATM machines and branch operations would be suspended and the main office would conduct all business operations until the power is restored. Plans also exist to handle the contingency of a disruption in data communications, which include use of couriers to provide tapes of data normally transmitted by data lines and printing of reports at the main office for delivery to the tellers and branches.

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

                              Results of Operations

Overview

Citrus' net income decreased $8,000 and $100,000 for the three and six months ended June 30, 1999, respectively, over the comparable periods in 1998. This decline for the six months of 1999 versus 1998 reflects the effects of increases in credit provision for credit losses, increased operating costs associated with the start-up of loan production offices in Miami and Sebring, Florida, as well as declining net interest. The increase in average earning assets of 11.6% for the first six months of 1999 versus the same period in 1998 was partially offset by a decline of approximately 70 basis points in the average yield on earning assets. These factors produced a net increase in total interest income of 3.2% in the first six months of 1999 as compared to the first six months of 1998. Total interest income was approximately $1.6 million for both the three months ended June 30, 1999 and 1998. For the six months ended June 30, 1999, as compared with the comparable period in 1998, increases in total interest income of $97,000 were partially offset by increases in interest expense of $65,000. Noninterest income increased 13.4%, to $237,000 in the first six months of 1999 as compared to $209,000 in the first six months of 1998. This improvement resulted primarily from deposit account charges resulting from the growth in average deposits. Noninterest expense in the first six months of 1999 as compared to the first six months of 1998 rose at a pace of 10.4% to $1,597,000 from $1,447,000. The return on average assets for the six months ended June 30, 1999, declined to 0.61% annualized as compared with the return of average assets of 0.72% for 1998. Net income for the three months ended June 30, 1999, declined $8,000 from the same period in 1998 primarily due to a 14.8% increase in other expenses. During the three months ended June 30, 1999, expenses for the Miami and Sebring loan production offices totaled $119,000 and $162,000 for the six months ended June 30, 1999. The $110,000 increase in other expenses for the second quarter of 1999 as compared with the same period of 1998 was partially offset by lower costs on deposits and a reduction in the provision for credit losses. An overall improvement in the quality of Citrus Bank's loan portfolio contributed to the lower allowance for credit losses.

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















                    (This section left blank intentionally)

Average Balances, Income and Expenses, and Rates (dollars in thousands)

                                                                                 For the Six Months Ended June 30,
                                                                            1999                                  1998
                                                                            ----                                  ----
                                                                          Interest      Average                 Interest    Average
                                                              Average        and         Yield/     Average        and       Yield/
                                                              Balance     Dividends       Rate      Balance     Dividends     Rate
                                                              -------     ---------       ----      -------     ---------     ----

Earning assets:
     Interest-earning deposits ........................      $    28       $     1        4.9%     $    46      $    1        4.3%
     Taxable securities ...............................        5,987           160        5.3%       8,578         231        5.4%
     Federal funds sold ...............................        6,390           151        4.7%       1,965          53        5.4%
     Loans held for sale ..............................        6,515           324        9.9%       6,943         346       10.0%
     Loans held for investment, net ...................       55,143         2,518        9.1%      48,838       2,426        9.9%
                                                              ------         -----        ---       ------       -----        ---

         Total earning assets .........................       74,063         3,154        8.5%      66,370       3,057        9.2%
                                                                             -----                               -----

Non-earning assets ....................................        6,841                                 6,820
                                                               -----                                 -----

         Total assets .................................      $80,904                               $73,190
                                                             =======                               =======

Interest-bearing liabilities:
     NOW and money market deposits ....................      $ 6,799            62        1.8%     $ 7,403          72        1.9%
     Savings ..........................................        9,580           152        3.2%       6,990         116        3.3%
     Time deposits ....................................       44,158         1,147        5.2%      40,312       1,098        5.4%
     Other borrowings .................................          944            20        4.2%       1,055          30        5.7%
                                                                 ---            --        ---        -----          --        ---

         Total interest-bearing liabilities ...........       61,481         1,381        4.5%      55,760       1,316        4.7%
                                                                             -----                               -----
+
Noninterest-bearing liabilities .......................       12,856                                11,646
Stockholders' equity ..................................        6,567                                 5,784
                                                               -----                                 -----

         Total liabilities and
              stockholders' equity ....................      $80,904                               $73,190
                                                             =======                               =======

Net interest income before provision
  for credit losses ...................................                    $ 1,773                             $ 1,741
                                                                           =======                             =======

Interest-rate spread ..................................                                   4.0%                                4.5%
                                                                                          ===                                 ===

Net interest margin ...................................                                   4.8%                                5.2%
                                                                                          ===                                 ===

Ratio of average earning assets to
  average interest-bearing liabilities ................       120.5%                                 119.0%
                                                              =====                                  =====


Comparison of Results of Operations for the Six Months Ended June 30, 1999 and 1998

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

Net interest income was $1,773,000 for the six months ended June 30, 1999, as compared to $1,741,000 for the six months ended June 30, 1998. The increases in earning assets of $7.7 million reflected the growth of Citrus' loan portfolio of $5.9 million, or 10.5%, between these periods, which resulted in improvements in Citrus' total interest income. However, net interest income increased only 1.8% for the six months ended June 30, 1999, versus the comparable period in 1998, due to declining yields on earning assets. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 4.0% for the six months ended June 30, 1999, as compared to 4.5% for the six months ended June 30, 1998. Net interest margin, net interest income divided by average interest-earning assets, declined to 4.8% for the six months ended June 30, 1999, as compared to 5.2% for the six months ended June 30, 1998. These decreases reflect the fact that during the first six months of 1999 yields on loans held for investment have declined approximately 80 basis points, while interest rates on deposits and borrowoings have only dropped approximately 20 basis points in 1999 versus 1998.

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

At June 30, 1999, Citrus had 14 loans classified by regulatory standards as substandard, doubtful, or loss totaling $471,000. At December 31, 1998, Citrus had 12 loans totaling $448,000 in the same categories. At June 30, 1999, and December 31, 1998, Citrus had loss assets to be charged-off totaling $30,000 and $-0-, respectively. The loss assets were fully reserved at June 30, 1999. Loans classified by management as impaired under generally accepted accounting principles (and are included in the regulatory classifications of doubtful or loss) totaled $108,000 and $85,000 at June 30, 1999, and December 31, 1998,
respectively.


Nonperforming loans include loans that have been placed on nonaccrual status by Citrus and loans past due for ninety days or more. Some of these nonperforming loans are well-collateralized, posing no significant risk of loss, and have not been classified as substandard, doubtful, or loss.

A summary of nonperforming loans by type follows (dollars in thousands):
                                                                                     June 30,            December 31,
                                                                                       1999                  1998
                                                                                       ----                  ----

Real estate ....................................................................        $129                $228
Installment loans ..............................................................          79                  25
Credit cards and related plans .................................................           4                 --
Commercial and all other loans .................................................         391                 247
                                                                                         ---                 ---

                                                                                        $603                $500
                                                                                        ====                ====

Nonperforming loans at June 30, 1999, declined from the quarter-end March 31, 1999, total of $859,000, but continue to exceed December 31, 1998 levels. However, the overall credit quality improved in the second quarter of 1999 with the reduction in total nonperforming loans and other real estate owned.

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

At June 30, 1999, the allowance for credit losses amounted to $380,000, or 0.65% of outstanding loans held for investment. At December 31, 1998, the allowance for credit losses amounted to $461,000, or 0.87% of outstanding loans held for investment. Citrus' provision for credit losses was $20,000 for the six months ended June 30, 1999. For the same six months period in 1998, the provision for credit losses was $(49,000). The provision in 1999 was made based on management's assessment of general credit loss risk and asset quality. The decline in the allowance for credit losses as a percentage of outstanding loans reflects the overall improvement in the quality of the loan portfolio, the recognition of losses on one impaired credit relationship totaling $85,000, and favorable historical trends in overall charge-offs.

During the first quarter of 1998, Citrus settled litigation involving a significant problem credit. As a result of this settlement, Citrus recorded a credit provision of $49,000 for the six months ended June 30, 1998. Citrus' allowance for credit losses remains at levels lower than its peer group with approximately 70% of Citrus' loans secured by real estate as of June 30, 1999. No separate allowance for credit losses has been established for loans held for sale since these loans are purchased for amounts up to 98% of the note amount. Substantially all of these loans have take-out commitments in place at the time purchased by Citrus, and these loans meet Citrus' underwriting guidelines.

Noninterest Income and Expense

Noninterest Income. Citrus' primary source of noninterest income is service charges on deposit accounts. In addition, Citrus originates mortgage loans, which are closed in the name of a third party, for which Citrus receives a fee. Other sources of noninterest income include credit card fees, commissions on check sales, safe deposit box rent, wire transfer, and official check fees.

Total noninterest income increased by $28,000 during the six months ended June 30, 1999, as compared to the same period in 1998, reflecting increased activity fees related to increases in deposit and loan balances. Fees and service charges were $220,000 for the six months ended June 30, 1999, as compared to $187,000 for the comparable period in 1998, an increase of 17.6%.

Noninterest Expense. Total noninterest expense increased by $150,000 during the six months ended June 30, 1999, as compared to the same period in 1998, as a result of Citrus' continued growth. For the first six months in 1999, this increase includes an increase in salary and benefits expense of $122,000, as Citrus employed additional employees for its new loan production offices and provided normal salary and benefit increases. Occupancy-related expenses increased $48,000 in the first six months of 1999 as compared with the same period in 1998, principally due to the start-up of Citrus' in-house data processing center. Continued reductions in professional fees were realized in the first six months of 1999 along with reductions in outside data processing costs, which partially offset total increases in noninterest expenses.

Income Tax Expense

The income tax provision was $148,000 for the six months ended June 30, 1999, or an effective rate of 37.6%. This compares with an effective rate of 37.5% for the same period in 1998.

Comparison of Results of Operations for the Three Months Ended June 30, 1999 and 1998


Net Interest Income

Net interest income was $924,000 for the three months ended June 30, 1999, as compared to $889,000 for the three months ended June 30, 1998. The increases in earning assets of $5.2 million, or 7.7%, reflected the growth of Citrus' loan portfolio of $4.3 million, or 7.5%, between these periods; however the declining net interest spread and net interest margin contributed to only moderate increases in net interest income in 1999 versus 1998. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 4.4% for the three months ended June 30, 1999, as compared to 4.6% for the three months ended June 30, 1998. Net interest margin, net interest income divided by average interest-earning assets, improved to 5.1% in the second quarter of 1999, but continues to lag the 5.3% reported for the three months ended June 30, 1998.

Noninterest Income and Expense

Noninterest Income. Total noninterest income increased by $14,000 during the three months ended June 30, 1999, as compared to the same period in 1998, reflecting increased activity fees related to increases in deposit and loan balances. Fees and service charges were $113,000 for the three months ended June 30, 1999, as compared to $94,000 for the comparable period in 1998, an increase of 20.2%.

Noninterest Expense. Total noninterest expense increased by $110,000 during the three months ended June 30, 1999, as compared to the same period in 1998, as a result of Citrus' continued growth. For the second quarter of 1999, this increase includes an increase in salary and benefits expense of $75,000, as Citrus employed additional employees for its new loan production offices and provided normal salary and benefit increases. Occupancy-related expenses increased $35,000 in the first three months of 1999 as compared with the same period in 1998, principally due to the start-up of Citrus' in-house data processing center. Continued reductions in professional fees were realized during 1999 which, when combined with reductions in outside data processing costs, resulted in no net increase in other operating expenses for the second quarter of 1999 as compared with the same period in 1998.

Income Tax Expense

The income tax provision was $74,000 for the three months ended June 30, 1999, or an effective rate of 37.6%. This compares with an effective rate of 37.3% for the same period in 1998.


                               Financial Condition

Citrus' total assets at June 30, 1999, were $81.2 million, decreasing from $84.1 million at December 31, 1998. The decrease of approximately $2.9 million was due principally to the decline in federal funds sold of $4.8 million and loans held for sale of $4.6 million, partially offset by an increase in loans held for investment of $5.7 million. Deposits declined approximately $8.5 million, with $7.4 million of the decline attributable to higher costing certificates of deposit.
                                       15

Total stockholders' equity as of June 30, 1999, was $6.7 million, an increase of $226,000 or approximately 3.5% compared with stockholders' equity of $6.4 million as of December 31, 1998. This increase was attributable to net income for the six months of 1999 of $245,000 offset by a $19,000 decrease in the market value (net of deferred income taxes) of investment securities available-for-sale.

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the six months ended June 30, 1999):

                                                                                         Six Months Ended     Year Ended
                                                                                             June 30,         December 31,
                                                                                               1999              1998
                                                                                               ----              ----

Return on average assets ......................................................                0.61%             0.72%
Return on average equity ......................................................                7.46%             9.13%
Interest-rate spread during the period ........................................                4.03%             4.20%
Net interest margin ...........................................................                4.79%             4.92%
Allowance for credit losses to period end loans held for investment ...........                0.65%             0.87%
Net charge-offs to average loans held for investment ..........................                0.37%            (0.01)%
Nonperforming assets to period end loans held for investment
    and foreclosed property ...................................................                1.03%             1.67%
Nonperforming assets to period end total assets ...............................                0.74%             1.06%


                         Liquidity and Capital Resources

Liquidity Management. Liquidity management involves monitoring Citrus' sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in Citrus' market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and the Federal Home Loan Bank to borrow on a secured basis through securities sold under agreements to repurchase.

Short-Term Investments. Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell and interest-bearing deposits, averaged $6.4 million in the first six months of 1999 as compared to $2.0 million in the same period of 1998. At June 30, 1999, and December 31, 1998, short-term investments totaled $4.4 million and $9.2 million, respectively. These funds are a primary source of Citrus' liquidity and are generally invested in an earning capacity on an overnight basis.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for Citrus' loan portfolio and other earning assets. Citrus' core deposits were $59.6 million at June 30,

1999, and $66.3 million at December 31, 1998. Most of the $6.7 million decrease in core deposits since December 31, 1998, was attributable to maturities of higher-priced short-term certificates of deposit that were obtained during 1998 to fund Citrus' investment in loans held-for-sale. Loans held-for-sale have declined $4.6 million during the period from December 31, 1998, to June 30, 1999. Management anticipates that a stable base of deposits will be Citrus' primary source of funding to meet both its short-term and long-term liquidity needs in the future.

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

Borrowings. Citrus Bank has a line of credit master agreement with the FHLB of Atlanta that enables Citrus Bank to borrow up to $10,000,000. These advances are collateralized by Citrus Bank's FHLB stock and a blanket floating lien consisting of wholly-owned residential (1-4 units) first mortgage loans. At June 30, 1999, advances totaling $5.8 million, which mature within 30 days at interest rates ranging from 5.09% to 5.16%, were outstanding under this line. At June 30, 1999, Citrus had borrowed $50,000 from Central Illinois Bank under a revolving line of credit agreement in the amount of $500,000. This line of credit matures May 20, 2000 with interest floating at New York prime. In addition to the line of credit arrangements, Citrus Bank had fixed FHLB advances outstanding as follows (dollars in thousands):

                                                 At June 30,    At December 31,
   Maturity Date          Interest Rate             1999             1998
   -------------          -------------             ----             ----

     2003                     5.76%                $ 192            $ 217

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

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Citrus and Citrus Bank exceeded their minimum regulatory capital ratios as of June 30, 1999, as reflected in the following table.

The following table sets forth Citrus Bank's regulatory capital position (dollars in thousands):

                                                                    Actual                Minimum(1)         Well-Capitalized(2)
                                                              Amount          %       Amount         %       Amount         %
                                                              ------          -       ------         -       ------         -

Total Capital (to Risk-Weighted Assets) ...............       $6,656        10.58%    $5,031        8.00%    $6,289       10.00%
Tier I Capital (to Risk-Weighted Assets) ..............       $6,276         9.98%    $2,515        4.00%    $3,773        6.00%
Tier I Capital (to Average Assets) ....................       $6,276         7.88%    $3,188        4.00%    $3,985        5.00%


(1) The minimum required for adequately capitalized purposes.
(2)  To  be  "well-capitalized"   under  the  FDIC's  Prompt  Corrective  Action
regulations.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY



PART II:          OTHER INFORMATION

                  Item 1.      Legal Proceedings.
                               None.

                  Item 2.      Changes In Securities.
                               None.

                  Item 3.      Defaults upon Senior Securities.
                               None.

                  Item 4.      Submission of Matters to a Vote of Security
                               Holders.
                               An annual meeting of shareholders was held on April 26, 1999. At that meeting a majority of the shareholders of record voted for the re-election of two Class III Directors, to ratify the appointment of the Board of Directors'appointment of the Company's independent auditors for the fiscal year ended December 31, 1999, and to approve the adjournment of the Annual Meeting to solicit additional proxies in the event that there were not sufficient votes to approve any one or more of the proposals.

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


                                           Citrus Financial Services, Inc.




Date:         August 11, 1999              /s/ Josh C. Cox, Jr.
              ---------------              --------------------
                                           Josh C. Cox, Jr.
                                           President and Chief Executive Officer



Date:         August 11, 1999              /s/ Henry O. Speight
              ---------------              --------------------
                                           Henry O. Speight
                                           Executive Vice President and
                                           Chief Financial Officer