Form 10QSB
period 1999-09-30
CITRUS FINANCIAL SERVICES INC
filed 1999-11-12
CIK 852616

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

                For the Quarterly Period Ended September 30, 1999
                        Commission File Number 000-26145

           -----------------------------------------------------------

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

           ----------------------------------------------------------

                                 (561) 778-4100
               (Registrant's telephone number including area code)

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
Yes   X          No _____.

Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the latest practicable date:

     Class                                    Outstanding as of November 5, 1999
---------------                               ----------------------------------
Common Stock                                              952,296
Par Value $3.15 per share

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

                                      INDEX


                                                                           PAGE
PART I:  FINANCIAL INFORMATION                                            NUMBER

         Item 1: Financial Statements:
                 Consolidated Balance Sheets as of September 30, 1999
                 (Unaudited) and December 31, 1998                          1

                 Consolidated Statements of Operations and Comprehensive Income for the Three Months and the Nine Months Ended
                 September 30, 1999 and 1998 (Unaudited)                    2

                 Consolidated Condensed Statements of Cash Flows for the Three Months and the Nine Months Ended September 30, 1999
                 and 1998 (Unaudited)                                       3

                 Consolidated Statement of Changes in Stockholders'
                 Equity (Unaudited)                                         4

                 Notes to Consolidated Financial Statements (Unaudited)     5

         Item 2: Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        9

PART II:         OTHER INFORMATION                                         19

Signatures                                                                 20

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                September 30, 1999
                                                                                                     (Unaudited)   December 31, 1998
                                                                                                     -----------   -----------------
                                                                                               (In Thousands, Except Per Share Data)

ASSETS
Cash and due from banks ..............................................................             $   2,449              $   3,940
Federal funds sold ...................................................................                 5,200                  9,200
                                                                                                   ---------              ---------
     Total cash and cash equivalents .................................................                 7,649                 13,140
Interest-bearing deposits in other banks .............................................                    39                      9
Securities available-for-sale at fair value ..........................................                 5,700                  4,675
Securities held-to-maturity (market value of
    $1,043 for 1999 and $1,273 for 1998) .............................................                 1,109                  1,307
Loans held for investment less allowance for credit losses ...........................                62,560                 52,548
Loans held for sale ..................................................................                 3,412                  8,291
Facilities ...........................................................................                 2,872                  2,884
Other real estate owned ..............................................................                  --                      390
Deferred income taxes ................................................................                    89                    233
Accrued interest receivable ..........................................................                   465                    343
Other assets .........................................................................                   974                    231
                                                                                                   ---------              ---------

         TOTAL .......................................................................             $  84,869              $  84,051
                                                                                                   =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing .............................................................             $  10,692              $  13,393
     NOW accounts ....................................................................                 3,704                  4,121
     Money market accounts ...........................................................                 4,711                  3,026
     Savings accounts ................................................................                 9,182                  8,423
     Time, $100,000 and over .........................................................                10,517                 10,377
     Other time deposits .............................................................                38,794                 37,363
                                                                                                   ---------              ---------

         Total deposits ..............................................................                77,600                 76,703
                                                                                                   ---------              ---------

Other borrowings .....................................................................                   249                    217
Accrued interest payable on deposits .................................................                   282                    297
Accounts payable and accrued liabilities .............................................                     4                    387
                                                                                                   ---------              ---------

         Total liabilities ...........................................................                78,135                 77,604
                                                                                                   ---------              ---------

Commitments and contingencies ........................................................                  --                     --
                                                                                                   ---------              ---------

Stockholders' equity:
     Preferred stock .................................................................                  --                     --
     Common stock ....................................................................                 3,007                  3,007
     Additional paid-in capital ......................................................                 3,149                  3,149
     Retained earnings ...............................................................                   624                    324
     Accumulated other comprehensive income:
         Net unrealized holding losses on securities .................................                   (46)                   (33)
                                                                                                   ---------              ---------

         Total stockholders' equity ..................................................                 6,734                  6,447
                                                                                                   ---------              ---------

         TOTAL .......................................................................             $  84,869              $  84,051
                                                                                                   =========              =========

Book value per common share ..........................................................             $    7.07              $    6.77
                                                                                                   =========              =========

Common shares outstanding ............................................................               952,296                952,296
                                                                                                   =========              =========





          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

                                                                                For the Three Months Ended For the Nine Months Ended
                                                                                      September 30,              September 30,
                                                                                      -------------              -------------
                                                                                    1999         1998          1999           1998
                                                                                    ----         ----          ----           ----
                                                                                     (Dollars in Thousands, Except Per Share Data)

Interest and fees on loans held for investment .............................       $1,378       $1,191       $ 3,896        $ 3,617
Interest and fees on loans held for sale ...................................          136          289           460            635
Investment and dividend income on investment securities
   and interest-bearing deposits in other banks ............................           94          107           255            339
Federal funds sold .........................................................           48          121           199            174
                                                                                   ------       ------       -------        -------
         Total interest income .............................................        1,656        1,708         4,810          4,765
                                                                                   ------       ------       -------        -------

Interest on deposits .......................................................          710          820         2,071          2,106
Other ......................................................................           28           22            48             52
                                                                                   ------       ------       -------        -------
         Total interest expense ............................................          738          842         2,119          2,158
                                                                                   ------       ------       -------        -------

         Net interest income before provision
              for credit losses ............................................          918          866         2,691          2,607

Provision for credit losses ................................................           39           28            59            (21)
                                                                                   ------       ------       -------        -------

         Net interest income after provision
              for credit losses ............................................          879          838         2,632          2,628
                                                                                   ------       ------       -------        -------

Fees and service charges ...................................................          104          111           324            304
Other income ...............................................................            8            5            25             21
                                                                                   ------       ------       -------        -------
         Total other income ................................................          112          116           349            325
                                                                                   ------       ------       -------        -------

Other expenses:
     Salaries and employee benefits ........................................          479          369         1,312          1,080
     Expenses of bank premises and fixed assets ............................          162          136           465            391
     Other operating expenses ..............................................          261          257           722            738
                                                                                   ------       ------       -------        -------
         Total other expenses ..............................................          902          762         2,499          2,209
                                                                                   ------       ------       -------        -------

Income before provision for income taxes ...................................           89          192           482            744

Provision for income taxes .................................................           34           73           182            280
                                                                                   ------       ------       -------        -------

Net income .................................................................           55          119           300            464

Other comprehensive income, net of income taxes:
     Unrealized holding gains (losses) arising during period ...............            6           41           (11)            59
     Less: reclassification adjustments for gains included in
       net income for the period ...........................................         --           --              (2)            (3)
                                                                                   ------       ------       -------        -------
         Total other comprehensive income,
              net of income taxes ..........................................            6           41           (13)            56
                                                                                   ------       ------       -------        -------

Comprehensive income .......................................................       $   61       $  160       $   287        $   520
                                                                                   ======       ======       =======        =======

Earnings Per Share Information
     Primary ...............................................................       $ 0.06       $ 0.13       $  0.32        $  0.49
                                                                                   ======       ======       =======        =======
     Diluted ...............................................................       $ 0.05       $ 0.10       $  0.26        $  0.40
                                                                                   ======       ======       =======        =======

          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                             For the Three Months Ended    For the Nine Months Ended
                                                                                    September 30,                 September 30,
                                                                                    -------------                 -------------
                                                                                1999            1998           1999            1998
                                                                                ----            ----           ----            ----
                                                                                  (Dollars in Thousands, Except Per Share Data)

Net income .............................................................     $      55      $     119      $     300      $     464
Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
         Provision for credit losses ...................................            39             28             59            (21)
         Depreciation and amortization .................................            86             86            254            169
         Net premium amortization and
              discount accretion .......................................             4             20             14             20
         (Increase) decrease in other assets ...........................           321         16,156           (204)        16,064
         Increase (decrease) in other liabilities ......................            56            179           (318)           425
         Origination of loans held for sale ............................       (22,585)       (45,485)       (84,974)      (124,291)
         Proceeds on sale of loans held for sale .......................        22,859         50,281         89,853        116,501
                                                                             ---------      ---------      ---------      ---------

              Net cash provided by
                  operating activities .................................           835         21,384          4,984          9,331
                                                                             ---------      ---------      ---------      ---------

Cash flows from investing activities: Net (increase) decrease in:
         Investment securities .........................................           148            700           (828)         1,878
         Interest-bearing deposits in other banks ......................           (38)            (2)           (30)            54
         Loans .........................................................        (4,357)       (18,347)       (10,224)       (17,881)
     Purchases of bank premises and equipment, net .....................           (64)          (311)          (242)          (478)
                                                                             ---------      ---------      ---------      ---------

              Net cash used by
                  investing activities .................................        (4,311)       (17,960)       (11,324)       (16,427)
                                                                             ---------      ---------      ---------      ---------

Cash flows from financing activities:
     Net increase in deposits ..........................................         9,353          2,485            897         10,523
     Proceeds from other borrowings,
         net of repayments .............................................        (5,793)        (3,530)           (48)           (91)
                                                                             ---------      ---------      ---------      ---------

              Net cash provided (used) by
                  financing activities .................................         3,560         (1,045)           849         10,432
                                                                             ---------      ---------      ---------      ---------

Increase (decrease) in cash and cash equivalents .......................            84          2,379         (5,491)         3,336

Cash and cash equivalents at beginning of period .......................         7,565          7,199         13,140          6,242
                                                                             ---------      ---------      ---------      ---------

Cash and cash equivalents at end of period .............................     $   7,649      $   9,578      $   7,649      $   9,578
                                                                             =========      =========      =========      =========



          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)



                                                                                                           Net
                                                                                                        Unrealized
                                                                                                          Holding
                                                                              Additional                   Gains        Total
                                                               Common Stock     Paid-in     Retained    (Losses) on   Stockholders'
                                                           Shares      Amount   Capital     Earnings     Securities     Equity
                                                           ------      ------   -------     --------     ----------     ------
                                                                                 (Dollars in Thousands)

Balance, December 31, 1998 ..........................      952,296    $ 3,007   $ 3,149      $   324      $   (33)      $ 6,447

Comprehensive income:
   Net income .......................................         --         --        --            300         --             --
   Net change in unrealized holding
     gains (losses) on securities
     less reclassification for realized
     gains ..........................................         --         --        --           --            (13)          287
                                                           -------    -------   -------      -------      -------       -------

Balance, September 30, 1999 .........................      952,296    $ 3,007   $ 3,149      $   624      $   (46)      $ 6,734
                                                           =======    =======   =======      =======      =======       =======



































          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Citrus Financial Services, Inc. ("Citrus") and its wholly owned subsidiary Citrus Bank, N.A. ("Citrus Bank"). The consolidated financial statements for the three and nine months ended September 30, 1999 and 1998, have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year. The accounting policies followed by Citrus are set forth in Note 1 to Citrus' consolidated financial statements contained in the 1998 Annual Report to Stockholders and are incorporated herein by reference.

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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review Citrus
Bank's allowances for credit losses and foreclosed real estate. Such agencies may require Citrus Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Management does not anticipate that the allowances for credit losses and foreclosed real estate will change materially in the near term.

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

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999


NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. The following information was used in the computation of earnings per share on both a basic and diluted basis for the three and nine months ended September 30, 1999 and 1998 (in thousands except per share data):

                                                                                 For the Three Months          For the Nine Months
                                                                                  Ended September 30,           Ended September 30,
                                                                                  1999           1998           1999           1998
                                                                                  ----           ----           ----           ----


Basic EPS computation:
    Numerator - Net income .............................................         $   55         $  119         $  300         $  464
    Denominator - Weighted average shares outstanding ..................            952            952            952            952
                                                                                 ------         ------         ------         ------

    Basic EPS ..........................................................         $ 0.06         $ 0.13         $ 0.32         $ 0.49
                                                                                 ======         ======         ======         ======

Diluted EPS computation:
    Numerator - Net income .............................................         $   55         $  119         $  300         $  464
                                                                                 ------         ------         ------         ------
    Denominator - Weighted average shares outstanding ..................            952            952            952            952
    Stock options and warrants .........................................            221            220            221            220
                                                                                 ------         ------         ------         ------

                                                                                  1,173          1,172          1,173          1,172
                                                                                 ------         ------         ------         ------

    Diluted EPS ........................................................         $ 0.05         $ 0.10         $ 0.26         $ 0.40
                                                                                 ======         ======         ======         ======


NOTE 3 - LOANS HELD FOR INVESTMENT

Loans held for investment consisted of (dollars in thousands):
                                                                                      September 30,              December 31,
                                                                                          1999                       1998
Real estate ....................................................................         $ 44,456                  $ 35,914
Commercial and agriculture .....................................................           14,086                    12,868
Installment and other loans ....................................................            4,388                     4,347
                                                                                         --------                  --------
      Total loans held for investment, gross ...................................           62,930                    53,129
Unearned income and deferred fees ..............................................               (3)                     (120)
Allowance for credit losses ....................................................             (367)                     (461)
                                                                                         --------                  --------
      Net loans held for investment ............................................         $ 62,560                  $ 52,548
                                                                                         ========                  ========


                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999


NOTE 4 - LOANS HELD FOR SALE

Loans held for sale include residential real estate loans held for sale to FNMA and outstanding loans originated by third-party brokers, assigned to Citrus Bank, and held by Citrus Bank pending transfer to investors with take-out commitments. At September 30, 1999, and December 31, 1998, such loans totaled $3,412,000 and $8,291,000, respectively. These loans are carried at cost, which is lower than market.

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

Citrus maintains the allowance for credit losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for credit losses follows (dollars in thousands):

                                                                                         Nine Months           Twelve Months
                                                                                     Ended September 30,     Ended December 31,
                                                                                             1999                   1998
                                                                                             ----                   ----


Balance, beginning of period .......................................................         $461                    $431
                                                                                             ----                    ----
Recoveries
         Real estate loans .........................................................          --                       43
         Installment loans .........................................................          --                        8
         Credit card and related plans .............................................          --                      --
         Commercial and all other loans ............................................           33                       1
                                                                                             ----                    ----
                                                                                               33                      52
                                                                                             ----                    ----
Charge-offs
         Real estate loans .........................................................          --                      --
         Installment loans .........................................................           12                      35
         Credit card and related plans .............................................            7                      10
         Commercial and all other loans ............................................          167                     --
                                                                                             ----                    ----
                                                                                              186                      45
                                                                                             ----                    ----

Provision charged to operations ....................................................           59                      23
                                                                                             ----                    ----

Balance, end of period .............................................................         $367                    $461
                                                                                             ====                    ====


During the first quarter of 1998, Citrus settled litigation involving a significant problem credit. As a result of this settlement, Citrus recorded a credit provision of $96,000 for the quarter ended March 31, 1998. During the remainder of 1998, Citrus recorded a provision for credit losses of $119,000 to recognize the potential credit losses associated with one borrower. Three loans totaling $85,000 to this borrower were charged off in 1999. At September 30, 1999, Citrus had no loans classified as a loss.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999


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

Financial instruments at September 30, 1999, consisted of commitments to extend credit approximating $8.8 million and letters of credit of $126,000.


NOTE 7 - PUBLIC STOCK OFFERING

Citrus' Registration Statement on Form SB-2 ("Registration Statement") was declared effective by the Securities and Exchange Commission ("SEC") on May 3, 1999. Citrus commenced its public offering of between 1,000,000 and 1,200,000 shares of its common stock. The proceeds are expected to be used to complete the opening of two proposed banks if the maximum shares are sold or one proposed bank and additional branches if less than the maximum shares are sold (see a more complete discussion in the Registration Statement). As of September 30, 1999, approximately $3.0 million had been deposited in an escrow account held with Independent Bankers' Bank of Florida subject to an Escrow Agreement as described in the Registration Statement. None of the escrow deposits have been recorded by Citrus and the costs of raising these funds incurred by Citrus through September 30, 1999, have been recorded as other assets.

On October 28, 1999, the SEC declared effective an amendment to the Registration Statement that provides for a reduction in the minimum public offering from 1,000,000 to 560,000 shares of Citrus' common stock. Also, the offering period has been extended to April 30, 2000. Because of these changes, Citrus refunded all subscription proceeds and began a reoffering of shares on November 6, 1999.

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

Citrus' Registration Statement on Form SB-2 ("Registration Statement") was declared effective by the Securities and Exchange Commission ("SEC") on May 3, 1999. Citrus commenced its public offering of between 1,000,000 and 1,200,000 shares of its common stock. The proceeds are expected to be used to complete the opening of two proposed banks if the maximum shares are sold or one proposed bank and additional branches if less than the maximum shares are sold (see a more complete discussion in the Registration Statement). On October 28, 1999, the SEC declared effective an amendment to the Registration Statement that provides for a reduction in the minimum public offering from 1,000,000 to 560,000 shares of Citrus' common stock. Also, the offering period has been extended to April 30, 2000. Because of these changes, Citrus refunded all subscription proceeds and began a reoffering of shares on November 6, 1999.

Citrus Bank commenced business operations on April 13, 1990, in a permanent facility located at the corner of Indian River Boulevard and 17th Street, Vero Beach, Florida. The facility is a three-story office condominium, the first floor of which is owned by Citrus Bank. Citrus Bank operates a branch office at 1020 U.S. 1, Sebastian, Florida, which commenced operations in February 1993 and another branch office located at 1020 Buttonwood Street, Barefoot Bay, Florida, which commenced operations in September 1996. Citrus Bank opened a loan production office in Dade County, Florida, during the first quarter of 1999, and opened a loan production office in Sebring, Florida, during the second quarter of 1999. It is Citrus' intent that these loan production offices will be closed when and if Citrus opens its proposed new banks. Loans originated in these loan production offices would then be transferred to the new banks. Citrus Bank has incurred loan production office operating costs through September 30, 1999, totaling approximately $270,000.

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

                                    Year 2000

Citrus is aware of the issue associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Primary systems that do not properly recognize this information could generate erroneous data or cause a system to fail. Citrus is utilizing both internal and external resources to identify, correct and test their systems for the Year 2000 compliance. Management believes that all necessary modifications and testing have been completed. To date, confirmations have been received from all of the Bank's primary processing vendors that their software is now Year 2000 compliant. To date there have been no significant limitations on recourse under the representations obtained from primary vendors that have indicated Year 2000 compliance. In addition to representations made by the primary vendors, Citrus has completed testing for all mission critical hardware and software. At September 30, 1999, Citrus had estimated total Year 2000 costs of $10,000 in excess of normal recurring capital expenditures for routine software and hardware upgrades. All of this amount remains to be spent. It is recognized that any Year 2000 compliance failures could result in additional expense to Citrus.

Citrus has tested all ancillary systems, including telephone systems and security devices. We cannot give assurances, however, that all hardware and software that Citrus uses will be Year 2000 compliant, and Citrus cannot predict with any certainty the costs it will incur to respond to any unidentified Year 2000 issues. Factors which may affect the amount of these costs include Citrus' inability to control third party modification plans, Citrus' ability to identify and correct all relevant computer codes, the availability and cost of engaging personnel trained in solving Year 2000 issues, and other similar uncertainties.

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

                              Results of Operations

Overview

Citrus' net income decreased $64,000 and $164,000 for the three and nine months ended September 30, 1999, respectively, over the comparable periods in 1998. This decline for the nine months of 1999 versus 1998 reflects the effects of increases in credit provision for credit losses ($80,000), increased operating costs associated with the start-up of loan production offices in Dade County, Florida, and Sebring, Florida, as well as a declining net interest margin. The increase in average earning assets of 6.4% for the first nine months of 1999 versus the same period in 1998 was partially offset by a decline of approximately 50 basis points in the average yield on earning assets. These factors produced a net increase in total interest income of less than 1% in the first nine months of 1999 as compared to the first nine months of 1998. For the nine months ended September 30, 1999, as compared with the comparable period in 1998, increases in total interest income of $45,000 and decreases in interest expense of $39,000 resulted in an increase in net interest income before provision for credit losses of $84,000, or 3.2%, over 1998. Noninterest income increased 7.4%, to $349,000 in the first nine months of 1999 as compared to $325,000 in the first nine months of 1998. This improvement resulted primarily from deposit account charges corresponding with the growth in average deposits. Noninterest expense in the first nine months of 1999 as compared to the first nine months of 1998 rose at a pace of 13.1% to $2,499,000 from $2,209,000. The return on average assets for the nine months ended September 30, 1999, declined to 0.49% annualized as compared with the return of average assets of 0.72% for 1998.

 Net income for the three months ended September 30, 1999, declined $64,000 from the same period in 1998 primarily due to a 18.4% increase in other expenses. During the three months ended September 30, 1999, expenses for the Dade County and Sebring loan production offices totaled $189,000 and $96,000, respectively, for the nine months ended September 30, 1999. The $140,000 increase in other expenses for the third quarter of 1999 as compared with the same period of 1998 was partially offset by lower costs on deposits.

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






                    (This section left blank intentionally.)

Average Balances, Income and Expenses, and Rates (dollars in thousands)

                                                                             For the Nine Months Ended September 30,
                                                                             1999                               1998
                                                                             ----                               ----

                                                                           Interest     Average               Interest      Average
                                                             Average          and       Yield/    Average        and         Yield/
                                                             Balance       Dividends      Rate    Balance     Dividends        Rate
                                                             -------       ---------      ----    -------     ---------        ----

Earning assets:
     Interest-earning deposits ........................      $    24       $     1        4.9%    $    48      $    2          5.6%
     Taxable securities ...............................        6,294           255        5.4%      8,380         337          5.4%
     Federal funds sold ...............................        5,518           198        4.8%      4,250         174          5.5%
     Loans held for sale ..............................        5,555           460       11.0%      8,491         635         10.0%
     Loans held for investment, net ...................       57,299         3,896        9.1%     49,043       3,617          9.8%
                                                              ------         -----                 ------       -----

         Total earning assets .........................       74,690         4,810        8.6%     70,212       4,765          9.1%
                                                                             -----                              -----

Non-earning assets ....................................        6,815                                6,269
                                                               ------                               -----

         Total assets .................................      $81,505                              $76,481
                                                             =======                              =======

Interest-bearing liabilities:
     NOW and money market deposits ....................      $ 7,311           112        2.0%    $ 7,316         116          2.1%
     Savings ..........................................        9,522           232        3.3%      7,176         173          3.2%
     Time deposits ....................................       44,524         1,727        5.2%     43,897       1,817          5.5%
     Other borrowings .................................        1,189            48        5.4%      1,280          52          5.4%
                                                               -----         -----                  -----       -----

         Total interest-bearing liabilities ...........       62,546         2,119        4.5%     59,669       2,158          4.8%
                                                                             -----                              -----

Noninterest-bearing liabilities .......................       12,355                               11,423
Stockholders' equity ..................................        6,604                                5,389
                                                              ------                               ------

         Total liabilities and
              stockholders' equity ....................      $81,505                              $76,481
                                                             =======                              =======

Net interest income before provision
  for credit losses ...................................                    $ 2,691                            $ 2,607
                                                                           =======                            =======

Interest-rate spread ..................................                                   4.1%                                 4.2%
                                                                                          ====                                 ====

Net interest margin ...................................                                   4.8%                                 5.0%
                                                                                          ====                                 ====

Ratio of average earning assets to
  average interest-bearing liabilities ................       119.4%                               117.7%
                                                              ======                               ======

            Comparison of Results of Operations for the Nine Months
                        Ended September 30, 1999 and 1998

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

Net interest income was $2,632,000 for the nine months ended September 30, 1999, as compared to $2,628,000 for the nine months ended September 30, 1998. The increases in earning assets of $4.5 million reflected the growth of Citrus' average loan portfolio of $5.3 million, or 9.2%, between these periods, which contributed to improvements in Citrus' total interest income. However, net interest income increased only $4,000 for the nine months ended September 30, 1999, versus the comparable period in 1998, due to declining yields on earning assets. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 4.1% for the nine months ended September 30, 1999, as compared to 4.2% for the nine months ended September 30, 1998. Net interest margin, net interest income divided by average interest-earning assets, declined to 4.8% for the nine months ended September 30, 1999, as compared to 5.0% for the nine months ended September 30, 1998. These unfavorable trends result from lower yields on loans held for investment, which have declined approximately 70 basis points, while interest rates on deposits and borrowings have only dropped approximately 30 basis points in 1999 versus 1998. Also, a swing in the provision for credit losses of $80,000 further left net interest income substantially unchanged for the nine months ended September 30, 1999, as compared with the same period of 1998.

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

At September 30, 1999, Citrus had 6 loans totaling $370,000 that were classified by regulatory standards as substandard or doubtful and no loans classified as loss. At December 31, 1998, Citrus had 12 loans totaling $448,000 in the same categories. At September 30, 1999, and December 31, 1998, Citrus had no loss assets to be charged-off. Loans classified by management as impaired under generally accepted accounting principles (and are included in the regulatory classifications of doubtful or loss) totaled $106,000 and $85,000 at September 30, 1999, and December 31, 1998, respectively. While management increased the provision for credit losses to partially replenish the allowance for credit losses, the decline in classified loans and other real estate owned from December 31, 1998, to September 30, 1999, has been reflected in the overall lower allowance for credit losses.

Nonperforming loans include loans that have been placed on nonaccrual status by Citrus and loans past due for ninety days or more. Some of these nonperforming loans are well-collateralized, posing no significant risk of loss, and have not been classified as substandard, doubtful, or loss.

                                                                                               Nine Months      Twelve Months
                                                                                                   Ended            Ended
                                                                                              September 30,      December 31,
                                                                                                   1999              1998
Nonaccrual loans held for investment:
     Real estate loans .......................................................................   $   88               $--
     Installment loans .......................................................................        8                 2
     Credit cards and related plans ..........................................................       --                --
     Commercial and all other loan ...........................................................       75               139
                                                                                                 ------              ----
Total nonaccrual loans held for investment ...................................................      171               141
                                                                                                 ------              ----

Accruing loans held for investment over 90 days delinquent:
     Real estate loans .......................................................................       --               228
     Installment loans .......................................................................       73                23
     Credit cards and related plans ..........................................................        8                --
     Commercial and all other loans ..........................................................      524               108
                                                                                                 ------              ----
Total accrual loans held for investment over 90 days delinquent ..............................      605               359
                                                                                                 ------              ----

Troubled debt restructurings not included above ..............................................       --                --
                                                                                                 ------              ----

Total nonperforming loans held for investment ................................................      776               500
                                                                                                 ------              ----

Other real estate owned:
     Real estate acquired by foreclosure or deed in lieu
         of foreclosure ......................................................................       --               390
                                                                                                 ------              ----
     Total nonperforming loans held for investment and
          other real estate owned ............................................................   $  776              $890
                                                                                                 ======              ====

     Total nonperforming loans held for investment
         as a percentage of total loans ......................................................      1.2%              0.9%
                                                                                                    ====              ====
     Total nonperforming loans held for investment
         as a percentage of total assets .....................................................      0.9%              0.6%
                                                                                                    ====              ====
     Total nonperforming loans held for investment
         and other real estate owned as a percentage of total assets .........................      0.9%              1.1%
                                                                                                   =====              ====

Troubled debt restructurings and modified loans held for investment:
     Current .................................................................................    $1,434              $685
     Past due over 30 days and less than 90 days .............................................        --                --
     Past due over 90 days and included above ................................................        --                --
                                                                                                  ------              ----

                                                                                                  $1,434              $685
                                                                                                  ======              ====

Nonperforming loans at September 30, 1999 declined from the quarter ended March 31, 1999 total of $859,000, but continue to exceed December 31, 1998, levels. However, total nonperforming loans and other real estate owned declined from $890,000 at December 31, 1998, to $776,000 at September 30, 1999.

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

Activity in the allowance for credit losses follows (dollars in thousands):

                                                                                                    Nine Months   Twelve Months
                                                                                                        Ended        Ended
                                                                                                  September 30,    December 31,
                                                                                                         1999          1998
                                                                                                         ----          ----

Allowance at beginning of period .......................................................                 $461          $431
                                                                                                         ----          ----

Charge-offs:
    Real estate loans ..................................................................                   --            --
    Installment loans ..................................................................                   12            35
    Credit cards and related plans .....................................................                    7            10
    Commercial and all other loans .....................................................                  167            --
                                                                                                         ----          ----
Total charge-offs ......................................................................                  186            45
                                                                                                         ----          ----

Recoveries:
    Real estate loans ..................................................................                   --            43
    Installment loans ..................................................................                   --             8
    Credit cards and related plans .....................................................                   --            --
    Commercial and all other loans .....................................................                   33             1
                                                                                                         ----          ----
Total recoveries .......................................................................                   33            52
                                                                                                         ----          ----

Provision for credit losses charged to operations ......................................                   59            23
                                                                                                         ----          ----

Allowance at end of period .............................................................                 $367          $461
                                                                                                         ====          ====

Ratio of net charge-offs during the period to average
   loans outstanding during the period .................................................                 0.4%          0.0%
                                                                                                         ====          ====

At September 30, 1999, the allowance for credit losses amounted to $367,000, or 0.58% of outstanding loans held for investment. At December 31, 1998, the allowance for credit losses amounted to $461,000, or 0.87% of outstanding loans held for investment. Citrus' provision for credit losses was $59,000 for the nine months ended September 30, 1999. For the same nine months period in 1998, the provision for credit losses was $(21,000). The provision in 1999 was made based on management's assessment of general credit loss risk and asset quality. The decline in the allowance for credit losses as a percentage of outstanding loans reflects the overall improvement in the quality of the loan portfolio, the recognition of losses on one impaired credit relationship during the first nine months of 1999, and favorable historical trends in overall charge-offs.

During the first quarter of 1998, Citrus settled litigation involving a significant problem credit. As a result of this settlement, Citrus recorded a credit provision of $21,000 for the nine months ended September 30, 1998. Citrus' allowance for credit losses remains at levels lower than its peer group due in part to the mix of the loan portfolio with approximately 71% of Citrus' loans secured by real estate as of September 30, 1999. No separate allowance for credit losses has been established for loans held for sale since these loans are purchased for amounts up to 98% of the note amount. Substantially all of these loans have take-out commitments in place at the time purchased by Citrus, and these loans meet Citrus' underwriting guidelines.

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

Total noninterest income increased by $24,000 during the nine months ended September 30, 1999, as compared to the same period in 1998, reflecting increased activity fees related to increases in deposit and loan balances. Fees and service charges were $324,000 for the nine months ended September 30, 1999, as compared to $304,000 for the comparable period in 1998, an increase of 6.6%.

Noninterest Expense. Total noninterest expense increased by $290,000 during the nine months ended September 30, 1999, as compared to the same period in 1998, as a result of Citrus' continued growth. For the first nine months in 1999, this increase includes an increase in salary and benefits expense of $232,000, as Citrus employed additional employees for its new loan production offices and provided normal salary and benefit increases. Occupancy-related expenses increased $74,000 in the first nine months of 1999 as compared with the same period in 1998, principally due to the start-up of Citrus' in-house data processing center and the new loan production offices. Continued reductions in professional fees were realized in the first nine months of 1999 along with reductions in outside data processing costs, contributed to a $16,000 decline in other operating expenses for the period.

Income Tax Expense

The income tax provision was $182,000 for the nine months ended September 30, 1999, or an effective rate of 37.8%. This compares with an effective rate of 37.6% for the same period in 1998.


            Comparison of Results of Operations for the Three Months
                        Ended September 30, 1999 and 1998

Net Interest Income

Net interest income was $879,000 for the three months ended September 30, 1999, as compared with $838,000 for the three months ended September 30, 1998, an increase of $41,000, or 4.9%. While average earning assets increased only $1.3 million, or 1.7%, during this same period, the mix in earning assets improved with average total loans representing 85% of average earning assets for the three months ended September 30, 1999, as compared with 80% for the same period in 1998. Also, a reduction in the cost of interest-bearing liabilities of 70 basis points in this period was due in part to a shift from higher costing certificates of deposit to savings and other lower cost deposits. As a result, Citrus' interest rate spread and net interest margin improved 30 and 20 basis points, respectively.

Noninterest Income and Expense

Noninterest Income. Total noninterest income decreased $4,000 during the three months ended September 30, 1999, as compared to the same period in 1998. While fees and service charges declined $7,000 for the three months ended September 30, 1999, as compared with the comparable period in 1998, management believes this decline to be temporary and no anticipated negative trend is expected.

Noninterest Expense. Total noninterest expense increased by $140,000 during the three months ended September 30, 1999, as compared to the same period in 1998, as a result of Citrus' continued growth. For the third quarter of 1999, this increase includes an increase in salary and benefits expense of $110,000, as Citrus employed additional employees for its new loan production offices and provided normal salary and benefit increases. Occupancy-related expenses increased $26,000 in the third quarter of 1999 as compared with the same period in 1998, principally due to the start-up of Citrus' in-house data processing center and the new loan production offices. Continued reductions in professional fees were realized during 1999 which, when combined with reductions in outside data processing costs, kept other operating expense growth to a rate of less than 1.6% for the third quarter of 1999 over the same period in 1998.

Income Tax Expense

The income tax provision was $34,000 for the three months ended September 30, 1999, or an effective rate of 38.2%. This compares with an effective rate of 38.0% for the same period in 1998.


                               Financial Condition

Citrus' total assets at September 30, 1999, were $84.9 million, increasing from $84.1 million at December 31, 1998. The increase of approximately $0.8 million reflects increases in loans held for investment of $10.0 million and securities of $0.8 million, offset by declines in loans held for sale of $4.9 million and cash and cash equivalents of $5.5 million.

Total stockholders' equity as of September 30, 1999, was $6.7 million, an increase of $287,000 or approximately 4.5% compared with stockholders' equity of $6.4 million as of December 31, 1998. This increase was attributable to net income for the nine months of 1999 of $300,000 offset by a $13,000 decrease in the market value (net of deferred income taxes) of investment securities available-for-sale.

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the nine months ended September 30, 1999):

                                                                                             Nine Months Ended    Year Ended
                                                                                               September 30,     December 31,
                                                                                                   1999              1998
                                                                                                   ----              ----
Return on average assets ......................................................................   0.49%             0.72%
Return on average equity ......................................................................   6.06%             9.13%
Interest-rate spread during the period ........................................................   4.07%             4.20%
Net interest margin ...........................................................................   4.80%             4.92%
Allowance for credit losses to period end loans held for investment ...........................   0.58%             0.87%
Net charge-offs to average loans held for investment ..........................................   0.36%           (0.01)%
Nonperforming assets to period end loans held for investment
    and foreclosed property ...................................................................   1.23%             1.67%
Nonperforming assets to period end total assets ...............................................   0.91%             1.06%


                         Liquidity and Capital Resources

Liquidity Management. Liquidity management involves monitoring Citrus' sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in Citrus' market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and to obtain funds from the Federal Home Loan Bank on a secured basis through securities sold under agreements to repurchase.

Short-Term Investments. Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell and interest-bearing deposits, averaged $5.5 million in the first nine months of 1999 as compared to $4.3 million in the same period of 1998. At September 30, 1999, and December 31, 1998, short-term investments totaled $5.2 million and $9.2 million, respectively. These funds are a primary source of Citrus' liquidity and are generally invested in an earning capacity on an overnight basis.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for Citrus' loan portfolio and other earning assets. Citrus' core deposits were $67.1 million at September 30, 1999, and $66.3 million at December 31, 1998. Management anticipates that a stable base of deposits will be Citrus' primary source of funding to meet both its short-term and long-term liquidity needs in the future.

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

Citrus uses its resources principally to fund existing and continuing loan commitments and to purchase investment securities. At September 30, 1999, Citrus had commitments to originate loans totaling $8.8 million, and had issued, but unused, letters of credit of $126,000 for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following September 30, 1999, total $41.6 million. Management believes that Citrus has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within 12 months and, if so desired, that Citrus can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

Borrowings. Citrus Bank has a line of credit master agreement with the FHLB of Atlanta that enables Citrus Bank to borrow up to $10,000,000. These advances are collateralized by Citrus Bank's FHLB stock and a blanket floating lien consisting of wholly-owned residential (1-4 units) first mortgage loans. At September 30, 1999, all advances during 1999 had been repaid. At September 30, 1999, Citrus had borrowed $70,000 from Central Illinois Bank under a revolving line of credit agreement in the amount of $500,000. This line of credit matures May 20, 2000, with interest floating at New York prime. In addition to the line of credit arrangements, Citrus Bank had fixed FHLB advances outstanding as follows (dollars in thousands):

                                        At September 30,       At December 31,
   Maturity Date     Interest Rate            1999                  1998
   -------------     -------------            ----                  ----

     2003                5.76%               $ 179                 $ 217
                                             =====                 =====

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

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Citrus and Citrus Bank exceeded their minimum regulatory capital ratios as of September 30, 1999, as reflected in the following table.

The following table sets forth Citrus Bank's regulatory capital position (dollars in thousands):

                                                                      Actual                Minimum(1)           Well-Capitalized(2)
                                                              Amount         %          Amount         %         Amount         %
                                                              ------         -          ------         -         ------         -
Total Capital (to Risk-Weighted Assets) ...............       $6,695       10.08%       $5,315       8.00%       $6,644       10.00%
Tier I Capital (to Risk-Weighted Assets) ..............       $6,328        9.52%       $2,657       4.00%       $3,986        6.00%
Tier I Capital (to Average Assets) ....................       $6,328        7.76%       $3,263       4.00%       $4,079        5.00%

(1) The minimum required for adequately capitalized purposes.
(2)  To  be  "well-capitalized"   under  the  FDIC's  Prompt  Corrective  Action
regulations.

Citrus Bank's total capital to risk weighted assets ratio has declined from 10.71% at December 31, 1998, to 10.08% at September 30, 1999. Management has developed plans to increase Citrus Bank's capital during 2000. These plans include the anticipated capital infusion from the exercise of warrants and options expiring in April 2000, which may result in up to 488,561 shares of Citrus' common stock issued for a total of up to $3.1 million in additional capital. Some or all of the proceeds to Citrus could be contributed to Citrus Bank.

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



                                        Citrus Financial Services, Inc.




Date:    November 5, 1999               /s/ Josh C. Cox, Jr.
         ----------------               --------------------
                                        Josh C. Cox, Jr.
                                        President and Chief Executive Officer



Date:    November 5, 1999                /s/ Henry O. Speight
         ----------------                --------------------
                                         Henry O. Speight
                                         Executive Vice President and
                                         Chief Financial Officer