Form 10QSB/A
period 1999-09-30
CITRUS FINANCIAL SERVICES INC
filed 2000-01-03
CIK 852616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
            ---------------------------------------------------------

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

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                             September 30, 1999
                                                                                                (Unaudited)       December 31, 1998
                                                                                                -----------       -----------------
                                                                                             (In Thousands, Except Per Share Data)
ASSETS
Cash and due from banks ..............................................................        $   2,449                 $   3,940
Federal funds sold ...................................................................            5,200                     9,200
                                                                                              ---------                 ---------
     Total cash and cash equivalents .................................................            7,649                    13,140
Interest-bearing deposits in other banks .............................................               39                         9
Securities available-for-sale at fair value ..........................................            5,700                     4,675
Securities held-to-maturity (market value of
    $1,043 for 1999 and $1,273 for 1998) .............................................            1,109                     1,307
Loans held for investment less allowance for credit losses ...........................           62,455                    52,548
Loans held for sale ..................................................................            3,412                     8,291
Facilities ...........................................................................            2,872                     2,884
Other real estate owned ..............................................................             --                         390
Deferred income taxes ................................................................              140                       233
Accrued interest receivable ..........................................................              435                       343
Other assets .........................................................................              974                       231
                                                                                              ---------                 ---------

         TOTAL .......................................................................        $  84,785                 $  84,051
                                                                                              =========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing .............................................................        $  10,692                 $  13,393
     NOW accounts ....................................................................            3,704                     4,121
     Money market accounts ...........................................................            4,711                     3,026
     Savings accounts ................................................................            9,182                     8,423
     Time, $100,000 and over .........................................................           10,517                    10,377
     Other time deposits .............................................................           38,794                    37,363
                                                                                              ---------                 ---------

         Total deposits ..............................................................           77,600                    76,703
                                                                                              ---------                 ---------

Other borrowings .....................................................................              249                       217
Accrued interest payable on deposits .................................................              282                       297
Accounts payable and accrued liabilities .............................................                4                       387
                                                                                              ---------                 ---------

         Total liabilities ...........................................................           78,135                    77,604
                                                                                              ---------                 ---------

Commitments and contingencies ........................................................               --                        --
                                                                                              ---------                 ---------

Stockholders' equity:
     Preferred stock .................................................................               --                        --
     Common stock ....................................................................            3,007                     3,007
     Additional paid-in capital ......................................................            3,149                     3,149
     Retained earnings ...............................................................              540                       324
     Accumulated other comprehensive income:
         Net unrealized holding losses on securities .................................              (46)                      (33)
                                                                                              ---------                 ---------

         Total stockholders' equity ..................................................            6,650                     6,447
                                                                                              ---------                 ---------

         TOTAL .......................................................................        $  84,785                 $  84,051
                                                                                              =========                 =========

Book value per common share ..........................................................        $    6.98                 $    6.77
                                                                                              =========                 =========

Common shares outstanding ............................................................          952,296                   952,296
                                                                                              =========                 =========






                See accompanying notes to consolidated financial
                                   statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                              For the Three Months Ended  For the Nine Months Ended
                                                                                     September 30,                September 30,
                                                                                     -------------                -------------
                                                                                  1999           1998          1999           1998
                                                                                  ----           ----          ----           ----
                                                                                   (Dollars in Thousands, Except Per Share Data)

Interest and fees on loans held for investment ..........................       $ 1,348        $ 1,191       $ 3,866        $ 3,617
Interest and fees on loans held for sale ................................           136            289           460            635
Investment and dividend income on investment securities
   and interest-bearing deposits in other banks .........................            94            107           255            339
Federal funds sold ......................................................            48            121           199            174
                                                                                -------        -------       -------        -------
         Total interest income ..........................................         1,626          1,708         4,780          4,765
                                                                                -------        -------       -------        -------

Interest on deposits ....................................................           710            820         2,071          2,106
Other ...................................................................            28             22            48             52
                                                                                -------        -------       -------        -------
         Total interest expense .........................................           738            842         2,119          2,158
                                                                                -------        -------       -------        -------

         Net interest income before provision
              for credit losses .........................................           888            866         2,661          2,607

Provision for credit losses .............................................           144             28           164            (21)
                                                                                -------        -------       -------        -------

         Net interest income after provision
              for credit losses .........................................           744            838         2,497          2,628
                                                                                -------        -------       -------        -------

Fees and service charges ................................................           104            111           324            304
Other income ............................................................             8              5            25             21
                                                                                -------        -------       -------        -------
         Total other income .............................................           112            116           349            325
                                                                                -------        -------       -------        -------

Other expenses:
     Salaries and employee benefits .....................................           479            369         1,312          1,080
     Expenses of bank premises and fixed assets .........................           162            136           465            391
     Other operating expenses ...........................................           261            257           722            738
                                                                                -------        -------       -------        -------
         Total other expenses ...........................................           902            762         2,499          2,209
                                                                                -------        -------       -------        -------

Income (loss) before provision for income taxes .........................           (46)           192           347            744

Provision for income taxes ..............................................           (17)            73           131            280
                                                                                -------        -------       -------        -------

Net income (loss) .......................................................           (29)           119           216            464

Other comprehensive income, net of income taxes:
     Unrealized holding gains (losses) arising during period ............             6             41           (11)            59
     Less: reclassification adjustments for gains included in
       net income for the period ........................................            --             --            (2)            (3)
                                                                                -------        -------       -------        -------
         Total other comprehensive income,
              net of income taxes .......................................             6             41           (13)            56
                                                                                -------        -------       -------        -------

Comprehensive income (loss) .............................................       $   (23)       $   160       $   203        $   520
                                                                                -------        =======       =======        =======

Earnings Per Share Information
     Primary ............................................................       $ (0.03)       $  0.13       $  0.23        $  0.49
                                                                                =======        =======       =======        =======
     Diluted ............................................................       $ (0.02)       $  0.10       $  0.18        $  0.40
                                                                                =======        =======       =======        =======

                See accompanying notes to consolidated financial
                                   statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                             For the Three Months Ended   For the Nine Months Ended
                                                                                   September 30,                 September 30,
                                                                                1999          1998            1999           1998
                                                                                ----          ----            ----           ----
                                                                                  (Dollars in Thousands, Except Per Share Data)

Net income (loss) ......................................................     $     (29)     $     119      $     216      $     464
Adjustments to  reconcile  net  income  (loss)  to net cash
  provided  (used) by
      operating activities:
         Provision for credit losses ...................................           144             28            164            (21)
         Depreciation and amortization .................................            86             86            254            169
         Net premium amortization and
              discount accretion .......................................             4             20             14             20
         (Increase) decrease in other assets ...........................           300         16,156           (225)        16,064
         Increase (decrease) in other liabilities ......................            56            179           (318)           425
         Origination of loans held for sale ............................       (22,585)       (45,485)       (84,974)      (124,291)
         Proceeds on sale of loans held for sale .......................        22,859         50,281         89,853        116,501
                                                                             ---------      ---------      ---------      ---------

              Net cash provided by
                  operating activities .................................           835         21,384          4,984          9,331
                                                                             ---------      ---------      ---------      ---------

Cash flows from investing activities: Net (increase) decrease in:
         Investment securities .........................................           148            700           (828)         1,878
         Interest-bearing deposits in other banks ......................           (38)            (2)           (30)            54
         Loans .........................................................        (4,357)       (18,347)       (10,224)       (17,881)
     Purchases of bank premises and equipment, net .....................           (64)          (311)          (242)          (478)
                                                                             ---------      ---------      ---------      ---------

              Net cash used by
                  investing activities .................................        (4,311)       (17,960)       (11,324)       (16,427)
                                                                             ---------      ---------      ---------      ---------

Cash flows from financing activities:
     Net increase in deposits ..........................................         9,353          2,485            897         10,523
     Proceeds from other borrowings,
         net of repayments .............................................        (5,793)        (3,530)           (48)           (91)
                                                                             ---------      ---------      ---------      ---------

              Net cash provided (used) by
                  financing activities .................................         3,560         (1,045)           849         10,432
                                                                             ---------      ---------      ---------      ---------

Increase (decrease) in cash and cash equivalents .......................            84          2,379         (5,491)         3,336

Cash and cash equivalents at beginning of period .......................         7,565          7,199         13,140          6,242
                                                                             ---------      ---------      ---------      ---------

Cash and cash equivalents at end of period .............................     $   7,649      $   9,578      $   7,649      $   9,578
                                                                             =========      =========      =========      =========











                See accompanying notes to consolidated financial
                                   statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)



                                                                                                              Net
                                                                                                           Unrealized
                                                                                                            Holding
                                                                                Additional                   Gains       Total
                                                           Common Stock          Paid-in      Retained    (Losses) on  Stockholders'
                                                       Shares       Amount       Capital      Earnings     Securities    Equity
                                                       ------       ------       -------      --------     ----------    ------
                                                                                  (Dollars in Thousands)

Balance, December 31, 1998 ..........................  952,296      $ 3,007      $ 3,149      $   324      $   (33)      $ 6,447

Comprehensive income:
   Net income .......................................     --           --           --            216           --            --
   Net change in unrealized holding
     gains (losses) on securities
     less reclassification for realized
     gains ..........................................     --           --           --            --           (13)          203
                                                       -------      -------      -------      -------      -------       -------

Balance, September 30, 1999 .........................  952,296      $ 3,007      $ 3,149      $   540      $   (46)      $ 6,650
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

                                                                                 For the Three Months           For the Nine Months
                                                                                  Ended September 30,           Ended September 30,
                                                                                  1999           1998           1999          1998
                                                                               ----------      --------       --------      --------

Basic EPS computation:
    Numerator - Net income ............................................        $   (29)        $   119        $   216        $   464
    Denominator - Weighted average shares outstanding .................            952             952            952            952
                                                                               -------         -------        -------        -------

    Basic EPS .........................................................        $ (0.03)        $  0.13        $  0.23        $  0.49
                                                                               =======         =======        =======        =======

Diluted EPS computation:
    Numerator - Net income ............................................        $   (29)        $   119        $   216        $   464
                                                                               -------         -------        -------        -------
    Denominator - Weighted average shares outstanding .................            952             952            952            952
    Stock options and warrants ........................................            221             220            221            220
                                                                               -------         -------        -------        -------

                                                                                 1,173           1,172          1,173          1,172
                                                                               -------         -------        -------        -------

    Diluted EPS .......................................................        $ (0.02)        $  0.10        $  0.18        $  0.40
                                                                               =======         =======        =======        =======


NOTE 3 - LOANS HELD FOR INVESTMENT

Loans held for investment consisted of (dollars in thousands):

                                                                                               September 30,          December 31,
                                                                                                   1999                   1998

Real estate ....................................................................                 $ 44,456               $ 35,914
Commercial and agriculture .....................................................                   14,086                 12,868
Installment and other loans ....................................................                    4,388                  4,347
                                                                                                 --------               --------
      Total loans held for investment, gross ...................................                   62,930                 53,129
Unearned income and deferred fees ..............................................                       (3)                  (120)
Allowance for credit losses ....................................................                     (472)                  (461)
                                                                                                 --------               --------
      Net loans held for investment ............................................                 $ 62,455               $ 52,548
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

Citrus maintains the allowance for credit losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for credit losses follows (dollars in thousands):

                                                                                                Nine Months         Twelve Months
                                                                                            Ended September 30,   Ended December 31,
                                                                                                    1999                 1998
                                                                                                  --------            ---------

Balance, beginning of period .......................................................                $461                 $431
                                                                                                    ----                 ----
Recoveries
         Real estate loans .........................................................                  --                   43
         Installment loans .........................................................                  --                    8
         Credit card and related plans .............................................                  --                   --
         Commercial and all other loans ............................................                  33                    1
                                                                                                    ----                 ----
                                                                                                      33                   52
                                                                                                    ----                 ----
Charge-offs
         Real estate loans .........................................................                  --                   --
         Installment loans .........................................................                  12                   35
         Credit card and related plans .............................................                   7                   10
         Commercial and all other loans ............................................                 167                   --
                                                                                                    ----                 ----
                                                                                                     186                   45
                                                                                                    ----                 ----

Provision charged to operations ....................................................                 164                   23
                                                                                                    ----                 ----

Balance, end of period .............................................................                $472                 $461
                                                                                                    ====                 ====


During the first quarter of 1998, Citrus settled litigation involving a significant problem credit. As a result of this settlement, Citrus recorded a credit provision of $96,000 for the quarter ended March 31, 1998. During the remainder of 1998, Citrus recorded a provision for credit losses of $119,000 to recognize the potential credit losses associated with one borrower. Three loans totaling $85,000 to this borrower were charged off in 1999. At September 30, 1999, Citrus had one loan relationship classified as a loss totaling $79,000.

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


NOTE 7 - SUBSEQUENT EVENTS

Public Stock Offering
---------------------

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

Restatement of Financial Statements
-----------------------------------

Subsequent to September 30, 1999, Bank management amended its quarterly filing with its primary regulator for the quarter ended September 30, 1999, and reduced interest income by $30,000, increased the provision for credit losses by $105,000, and reduced income tax expense by $51,000.

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

                              Results of Operations

Overview

Citrus' net income decreased $148,000 and $248,000 for the three and nine months ended September 30, 1999, respectively, over the comparable periods in 1998. This decline for the nine months of 1999 versus 1998 reflects the effects of increases in the provision for credit losses ($185,000), increased operating costs associated with the start-up of loan production offices in Dade County, Florida, and Sebring, Florida, as well as a declining net interest margin. The increase in average earning assets of 6.4% for the first nine months of 1999 versus the same period in 1998 was partially offset by a decline of approximately 60 basis points in the average yield on earning assets. These factors produced a net increase in total interest income of less than 1% in the first nine months of 1999 as compared to the first nine months of 1998. For the nine months ended September 30, 1999, as compared with the comparable period in 1998, increases in total interest income of $15,000 and decreases in interest expense of $39,000 resulted in an increase in net interest income before provision for credit losses of $54,000, or 2.1%, over 1998. Noninterest income increased 7.4%, to $349,000 in the first nine months of 1999 as compared to $325,000 in the first nine months of 1998. This improvement resulted primarily from deposit account charges corresponding with the growth in average deposits. Noninterest expense in the first nine months of 1999 as compared to the first nine months of 1998 rose at a pace of 13.1% to $2,499,000 from $2,209,000. The return on average assets for the nine months ended September 30, 1999, declined to 0.35% annualized as compared with the return of average assets of 0.72% for 1998.

 Net income for the three months ended September 30, 1999, declined $148,000 from the same period in 1998 primarily due to increases in the provision for credit losses ($116,000) and a 18.4% increase in other expenses. During the three months ended September 30, 1999, expenses for the Dade County and Sebring loan production offices totaled $189,000 and $96,000, respectively, for the nine months ended September 30, 1999. The $140,000 increase in other expenses for the third quarter of 1999 as compared with the same period of 1998 was partially offset by lower costs on deposits.

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





                    (This section left blank intentionally.)

    Average Balances, Income and Expenses, and Rates (dollars in thousands)

                                                                            For the Nine Months Ended September 30,
                                                                            1999                                1998
                                                            ---------------------------------     ----------------------------------
                                                                          Interest    Average                 Interest     Average
                                                            Average          and       Yield/     Average        and        Yield/
                                                            Balance       Dividends     Rate      Balance     Dividends      Rate
Earning assets:
     Interest-earning deposits .......................      $    24       $     1        4.9%    $    48      $     2          5.6%
     Taxable securities ..............................        6,294           255        5.4%      8,380          337          5.4%
     Federal funds sold ..............................        5,518           198        4.8%      4,250          174          5.5%
     Loans held for sale .............................        5,555           460       11.0%      8,491          635         10.0%
     Loans held for investment, net ..................       57,299         3,866        9.0%     49,043        3,617          9.8%
                                                             ------         -----                 ------        -----

         Total earning assets ........................       74,690         4,780        8.5%     70,212        4,765          9.1%
                                                                            -----                               -----

Non-earning assets ...................................        6,815                                6,269
                                                              -----                                -----

         Total assets ................................      $81,505                              $76,481
                                                            =======                              =======

Interest-bearing liabilities:
     NOW and money market deposits ...................      $ 7,311           112        2.0%    $ 7,316          116          2.1%
     Savings .........................................        9,522           232        3.3%      7,176          173          3.2%
     Time deposits ...................................       44,524         1,727        5.2%     43,897        1,817          5.5%
     Other borrowings ................................        1,189            48        5.4%      1,280           52          5.4%
                                                              -----            --                  -----           --

         Total interest-bearing liabilities ..........       62,546         2,119        4.5%     59,669        2,158          4.8%
                                                                            -----                               -----

Noninterest-bearing liabilities ......................       12,355                               11,423
Stockholders' equity .................................        6,604                                5,389
                                                              -----                                -----

         Total liabilities and
              stockholders' equity ...................      $81,505                              $76,481
                                                            =======                              =======

Net interest income before provision
  for credit losses ..................................                    $ 2,661                             $ 2,607
                                                                          =======                             =======

Interest-rate spread .................................                                   4.0%                                  4.2%
                                                                                         ===                                   ===

Net interest margin ..................................                                   4.8%                                  5.0%
                                                                                         ===                                   ===

Ratio of average earning assets to
  average interest-bearing liabilities ...............        119.4%                              117.7%
                                                              =====                               =====

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

Net interest income was $2,497,000 for the nine months ended September 30, 1999, as compared to $2,628,000 for the nine months ended September 30, 1998. The increases in earning assets of $4.5 million reflected the growth of Citrus' average loan portfolio of $5.3 million, or 9.2%, between these periods, which contributed to improvements in Citrus' total interest income. However, net interest income decreased $131,000 for the nine months ended September 30, 1999, versus the comparable period in 1998, due to declining yields on earning assets and the increase in the provision for credit losses. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 4.0% for the nine months ended September 30, 1999, as compared to 4.2% for the nine months ended September 30, 1998. Net interest margin, net interest income divided by average interest-earning assets, declined to 4.8% for the nine months ended September 30, 1999, as compared to 5.0% for the nine months ended September 30, 1998. These unfavorable trends result from lower yields on loans held for investment, which have declined approximately 80 basis points, while interest rates on deposits and borrowings have only dropped approximately 30 basis points in 1999 versus 1998. Also, a swing in the provision for credit losses of $185,000 left net interest income down $94,000 for the nine months ended September 30, 1999, as compared with the same period of 1998.

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

At September 30, 1999, Citrus had 12 loans totaling $934,000 that were classified by regulatory standards as substandard, doubtful, or loss. At December 31, 1998, Citrus had 12 loans totaling $448,000 in the same categories. At September 30, 1999, Citrus had $79,000 in loss assets to be charged off and none on December 31, 1998. Loans classified by management as impaired under generally accepted accounting principles (and are included in the regulatory classifications of doubtful or loss) totaled $185,000 and $85,000 at September 30, 1999, and December 31, 1998, respectively. Management increased the provision for credit losses to reflect increases in classified loans from December 31, 1998, to September 30, 1999.

Nonperforming loans include loans that have been placed on nonaccrual status by Citrus and loans past due for ninety days or more. Some of these nonperforming loans are well-collateralized, posing no significant risk of loss, and have not been classified as substandard, doubtful, or loss.

                                                                                                  Nine Months      Twelve Months
                                                                                                    Ended             Ended
                                                                                                 September 30,     December 31,
                                                                                                     1999              1998
Nonaccrual loans held for investment:
     Real estate loans .......................................................................      $   88             $   --
     Installment loans .......................................................................          67                  2
     Credit cards and related plans ..........................................................          --                 --
     Commercial and all other loan ...........................................................         580                139
                                                                                                    ------             ------
Total nonaccrual loans held for investment ...................................................         735                141
                                                                                                    ------             ------

Accruing loans held for investment over 90 days delinquent:
     Real estate loans .......................................................................          --                228
     Installment loans .......................................................................          14                 23
     Credit cards and related plans ..........................................................           8                 --
     Commercial and all other loans ..........................................................          19                108
                                                                                                    ------             ------
Total accrual loans held for investment over 90 days delinquent ..............................          41                359
                                                                                                    ------             ------

Troubled debt restructurings not included above ..............................................          --                 --
                                                                                                    ------             ------

Total nonperforming loans held for investment ................................................         776                500
                                                                                                    ------             ------

Other real estate owned:
     Real estate acquired by foreclosure or deed in lieu
         of foreclosure ......................................................................          --                390
                                                                                                    ------             ------
     Total nonperforming loans held for investment and
          other real estate owned ............................................................      $  776             $  890
                                                                                                    ======             ======

     Total nonperforming loans held for investment
         as a percentage of total loans ......................................................         1.2%               0.9%
                                                                                                    ======             ======
     Total nonperforming loans held for investment
         as a percentage of total assets .....................................................         0.9%               0.6%
                                                                                                    ======             ======
     Total nonperforming loans held for investment
         and other real estate owned as a percentage of total assets .........................         0.9%               1.1%
                                                                                                    ======             ======

Troubled debt restructurings and modified loans held for investment:
     Current .................................................................................      $1,434             $  685
     Past due over 30 days and less than 90 days .............................................          --                 --
     Past due over 90 days and included above ................................................          --                 --
                                                                                                    ------             ------

                                                                                                    $1,434             $  685
                                                                                                    ======             ======

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

Activity in the allowance for credit losses follows (dollars in thousands):

                                                                                               Nine Months         Twelve Months
                                                                                                  Ended               Ended
                                                                                              September 30,        December 31,
                                                                                                   1999                1998
                                                                                                 --------            --------

Allowance at beginning of period .......................................................          $461                  $431
                                                                                                  ----                  ----

Charge-offs:
    Real estate loans ..................................................................            --                    --
    Installment loans ..................................................................            12                    35
    Credit cards and related plans .....................................................             7                    10
    Commercial and all other loans .....................................................           167                    --
                                                                                                  ----                  ----
Total charge-offs ......................................................................           186                    45
                                                                                                  ----                  ----

Recoveries:
    Real estate loans ..................................................................            --                    43
    Installment loans ..................................................................            --                     8
    Credit cards and related plans .....................................................            --                    --
    Commercial and all other loans .....................................................            33                     1
                                                                                                  ----                  ----
Total recoveries .......................................................................            33                    52
                                                                                                  ----                  ----

Provision for credit losses charged to operations ......................................           164                    23
                                                                                                  ----                  ----

Allowance at end of period .............................................................          $472                  $461
                                                                                                  ====                  ====

Ratio of net charge-offs during the period to average
   loans outstanding during the period .................................................           0.4%                  0.0%
                                                                                                   ===                   ===

At September 30, 1999, the allowance for credit losses amounted to $472,000, or 0.75% of outstanding loans held for investment. At December 31, 1998, the allowance for credit losses amounted to $461,000, or 0.87% of outstanding loans held for investment. Citrus' provision for credit losses was $164,000 for the nine months ended September 30, 1999. For the same nine months period in 1998, the provision for credit losses was $(21,000). The provision in 1999 was made based on management's assessment of general credit loss risk and asset quality. The decline in the allowance for credit losses as a percentage of outstanding loans reflects the overall improvement in the quality of the loan portfolio (as measured by the decline in nonperforming loans since March 31, 1999), the recognition of losses on impaired credit relationships during the first nine months of 1999, and favorable historical trends in overall charge-offs.

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

Income Tax Expense

The income tax provision was $131,000 for the nine months ended September 30, 1999, or an effective rate of 37.8%. This compares with an effective rate of 37.6% for the same period in 1998.


            Comparison of Results of Operations for the Three Months
                        Ended September 30, 1999 and 1998

Net Interest Income

Net interest income was $744,000 for the three months ended September 30, 1999, as compared with $838,000 for the three months ended September 30, 1998, a decrease of $94,000, or 11.2%. This decrease is reflective of the $116,000 increase in the provision for credit losses. While average earning assets increased only $1.3 million, or 1.7%, during this same period, the mix in earning assets improved with average total loans representing 85% of average earning assets for the three months ended September 30, 1999, as compared with 80% for the same period in 1998. These factors helped mitigate the overall decline in yields, which resulted in a yield on average earning assets of 8.6% for the three months ended September 30, 1999, versus 9.2% for the same period in 1998. Also, a reduction in the cost of interest-bearing liabilities of 70 basis points in this period was due in part to a shift from higher costing certificates of deposit to savings and other lower cost deposits. As a result, Citrus' interest rate spread improved approximately 10 basis points and net interest margin was flat at 4.7%.

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

Income Tax Expense

The income tax provision was a $17,000 credit for the three months ended September 30, 1999, or an effective rate of 37.0%. This compares with an effective rate of 38.0% for the same period in 1998.

                               Financial Condition

Citrus' total assets at September 30, 1999, were $84.8 million, increasing from $84.1 million at December 31, 1998. The increase of approximately $0.7 million reflects increases in loans held for investment of $9.9 million and securities of $0.8 million, offset by declines in loans held for sale of $4.9 million and cash and cash equivalents of $5.5 million.

Total stockholders' equity as of September 30, 1999, was $6.7 million, an increase of $203,000, or approximately 3.1%, compared with stockholders' equity of $6.4 million as of December 31, 1998. This increase was attributable to net income for the nine months of 1999 of $216,000 offset by a $13,000 decrease in the market value (net of deferred income taxes) of investment securities available-for-sale.

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the nine months ended September 30, 1999):

                                                                                                   Nine Months Ended     Year Ended
                                                                                                     September 30,      December 31,
                                                                                                         1999              1998
                                                                                                   -----------------    ------------
Return on average assets ......................................................................          0.35%             0.72%
Return on average equity ......................................................................          4.36%             9.13%
Interest-rate spread during the period ........................................................          4.00%             4.20%
Net interest margin ...........................................................................          4.80%             4.92%
Allowance for credit losses to period end loans held for investment ...........................          0.75%             0.87%
Net charge-offs to average loans held for investment ..........................................          0.36%            (0.01)%
Nonperforming assets to period end loans held for investment
    and foreclosed property ...................................................................          1.23%             1.67%
Nonperforming assets to period end total assets ...............................................          0.91%             1.06%


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

The following table sets forth Citrus Bank's regulatory capital position (dollars in thousands):

                                                                      Actual                   Minimum(1)        Well-Capitalized(2)
                                                              Amount            %       Amount            %      Amount         %
                                                              ------            -       ------            -      ------         -

Total Capital (to Risk-Weighted Assets) ...............       $6,716          10.10%    $5,320          8.00%    $6,651       10.00%
Tier I Capital (to Risk-Weighted Assets) ..............       $6,244           9.39%    $2,660          4.00%    $3,990        6.00%
Tier I Capital (to Average Assets) ....................       $6,244           7.65%    $3,263          4.00%    $4,079        5.00%


(1) The minimum required for adequately capitalized purposes. (2) To be "well-capitalized" under the FDIC's Prompt Corrective Action regulations.

Citrus Bank's total capital to risk weighted assets ratio has declined from 10.71% at December 31, 1998, to 10.10% at September 30, 1999. Management has developed plans to increase Citrus Bank's capital during 2000. These plans include the anticipated capital infusion from the exercise of warrants and options expiring in April 2000, which may result in up to 488,561 shares of Citrus' common stock issued for a total of up to $3.1 million in additional capital. Some or all of the proceeds to Citrus could be contributed to Citrus Bank.

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



                                          Citrus Financial Services, Inc.
                                          -------------------------------




Date:         December 30, 1999           /s/ Josh C. Cox, Jr.
              -----------------           --------------------
                                          Josh C. Cox, Jr.
                                          President and Chief Executive Officer



Date:         December 30, 1999           /s/ Henry O. Speight
              -----------------           --------------------
                                          Henry O. Speight
                                          Executive Vice President and
                                          Chief Financial Officer