Form 10KSB
period 1999-12-31
CITRUS FINANCIAL SERVICES INC
filed 2000-03-30
CIK 852616

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1999

                          Commission File No. 000-26145

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

                                  Common Stock

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

Revenues for the fiscal year ended December 31, 1999:  $ 7,003,000

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (467,626 shares) on February 29, 2000, was approximately $4,676,260. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to the highest known recent trade of the common stock of the Registrant at $10.00 per share. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock, as of February 29, 2000: 1,332,118 shares of $3.15 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the Fiscal Year ended December 31, 1999. (Part II )

2. Portions of Proxy Statement for the 2000 Annual Meeting of Shareholders. (Part III)

            CITRUS FINANCIAL SERVICES, INC. AND AFFILIATES ("CITRUS")


                                TABLE OF CONTENTS


NOTE: Certain information required by Form 10-KSB is incorporated by reference from the 1999 Annual Report and 2000 Annual Meeting Proxy Statement as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.

     PART I                                                       Page Number
                                                                  -----------
         Item 1   Business of Citrus                                   3
         Item 2   Properties                                           14
         Item 3   Legal Proceedings                                    14
         Item 4   Submission of Matters to a Vote of
                  Security Holders                                     14



     PART II
         Item 5   Market for Common Equity and Related
                  Stockholder Matters                                  15
         Item 6   Management's Discussion and Analysis
                  of Financial Condition and Results of Operations     15(1)
         Item 7   Financial Statements and Supplementary Data          15(1)
         Item 8   Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure               15


     PART III
         Item 9   Directors and Executive Officers of the Registrant   16(2)
         Item 10  Executive Compensation                               16(2)
         Item 11  Security Ownership of Certain Beneficial Owners
                  and Management                                       16(2)
         Item 12  Certain Relationships and Related Transactions       16
         Item 13  Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                  19

--------------------------------------------------------------

     (1) These items are incorporated by reference from Citrus' 1999 Annual Report pursuant to Instruction E.3. of Form 10-KSB.

     (2) The material  required by Items 9 through 11 is hereby  incorporated by
         reference  from  Citrus'   definitive   proxy  statement   pursuant  to
         Instruction E.3. of Form 10-KSB.

                                     PART I


ITEM 1.       BUSINESS OF CITRUS

Citrus Financial Services

     Citrus is headquartered in Vero Beach, Florida, which is the county seat for Indian River County. Citrus operates primarily through Citrus Bank. Citrus Mortgage Corp., a mortgage brokerage company which has not yet begun operations, is a wholly-owned subsidiary of Citrus which was established in 1995. See "Business of Citrus - Non- Bank Subsidiary."

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

Primary Service Area

         Vero Beach is located approximately 15 miles north of Ft. Pierce and 35 miles south of Melbourne. The City of Vero Beach has a permanent population of approximately 18,000 while the greater Vero Beach area has a population of approximately 72,000. Indian River County has a population of approximately 105,000. The greater Vero Beach area consists of the land mass located between the Atlantic Ocean and Interstate 95 extending from the St. Lucie/Indian River County line approximately 10 miles north, and containing approximately 100 square miles. Citrus considers the greater Vero Beach area as one of its primary service areas.

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

         Indian River County has a land area of approximately 503 square miles. It has more than 26 miles of coastline and is served by the Melbourne Regional Airport in Melbourne, Orlando International Airport in Orlando and Vero Beach Airport which accommodates private and chartered flights. Indian River County is one of the fastest growing areas in the State of Florida. The primary business sectors in Indian River County include citrus, retail and manufacturing, as well as service-related trades with increasing new business from computer software companies. Based upon the latest statistical data, the median family income for Indian River County is $40,285.

         Citrus Bank's Sebastian branch is located in northern Indian River County, Florida. Sebastian has a population of approximately 15,000 residents. Citrus Bank's Barefoot Bay Branch is located in south Brevard County, approximately 20 miles north of Vero Beach. Barefoot Bay has a population of approximately 9,100 residents, most of whom are retired. Both Indian River County and Barefoot Bay have a seasonal fluctuation of residents. Citrus estimates that these areas experience an approximate 30% increase in residents during the winter months.

         Citrus considers Indian River County and the southern portion of Brevard County as its current primary market area.

Citrus' Addition of Loan Production Offices

         Citrus has expanded its loan originations by establishing new loan production offices in Miami and Sebring, Florida. We had initially chosen Miami for a new bank, but we have withdrawn those plans for the near term and opted to keep the office open to produce new loans for Citrus Bank. By the end of January 2000 this office had generated $1.8 million in new loans. In an additional effort to open another new bank in Sebring, we opened a loan production office in Sebring in June 1999. Like Miami, we have decided to continue to run this office as a loan production office at the current time. The Sebring office has produced $3.8 million in new loans since June 1999. Continued loan originations are expected from these offices in 2000.

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

         Since January 1996, we have placed an emphasis on originating commercial loans. We have targeted small- to medium-sized businesses as our potential customer base, as management believes that large out-of-state financial institutions that have acquired several local banks have shifted the focus of the acquired banks away from these business opportunities. We also originate residential loans by offering various adjustable-rate and fixed-rate mortgage loan products.

         Geographic deregulation has also had a material impact on the financial industry. As for commercial banks, to date, all but three states have enacted some form of interstate banking legislation. The most common form of interstate banking statutes have either regional limitations or reciprocity requirements. A growing number of states, however, now provide for unrestricted entry. A bank holding company is now permitted to acquire existing banks across state lines and may consolidate its interstate subsidiary banks into branches and merge with a bank in another state, depending upon state laws. Florida has removed most of the final barriers to interstate banking.

Loan Activities

         General. Citrus' primary business is making commercial business, real estate and consumer loans. Citrus also purchases loans for resale in the secondary market. As of December 31, 1999, net loans held for investment totaled $67.3 million, or 76.5%, of total assets. As of the same period, loans held for sale totaled $2.0 million, or 2.2%, of total assets.

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

         The maximum amount which Citrus could have loaned to one borrower and the borrower's related entities as of December 31, 1999, was approximately $1,263,000 or approximately $2,104,100 for certain excepted loans. At December 31, 1999, the maximum amount loaned to one borrower and related entities, including guarantees of loans with and without recourse, totaled approximately $991,224, which was within the applicable legal lending limit of $2,104,100. See "Regulation And Supervision Governing Citrus."

         Interest rates charged on loans are affected principally by competitive factors, the demand for loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

         Residential Loans. Citrus currently originates fixed-rate residential mortgage loans and ARM loans for terms of up to 30 years. As of December 31, 1999, $23.2 million, or 34.2%, of Citrus' total loan portfolio, excluding loans held for sale, consisted of one-to-four family residential real estate loans. Approximately $7.6 million, or 32.8%, of these loans were ARM loans.

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

         Table Funding Loan Program. Citrus provides funds to a limited number of real estate mortgage brokers who make mortgage loans in its primary market area. These loans are closed in the name of the mortgage broker and are immediately assigned to Citrus. Citrus acquires the residential mortgage loan for the purpose of resale to an end investor, typically a mortgage brokerage firm. Interest and fee income from this program totaled $537,000 in 1999 and $879,000 in 1998. These amounts represented 8.3% of total interest income for 1999 and 13.6% for 1998.

         Construction Loans. Citrus has and continues to offer adjustable and fixed-rate residential construction loans to owners wishing to construct their primary residence and to selected builders/developers in Citrus' primary market area. As of December 31, 1999, construction and land development loans amounted to $6.8 million, or less than 10.1%, of loans held for investment. Construction loans to individuals usually are originated in connection with the permanent loan on the property. Construction-permanent loans typically provide for a construction term of six months to one year followed by the permanent loan term of up to 30 years. Loans to builders/developers are restricted to homes that are pre-sold or are constructed on a speculative basis. Loans to builders for the construction of a home for which there is no immediate buyer at the time of construction are considered spec loans. Spec loans are typically for one year and provide for interest only payments during the loan term. The financial capacity of the builder, the builder's experience, and the credit history of the builder, as well as present market conditions are reviewed when considering spec loans. As of December 31, 1999, Citrus had three spec loans totaling $470,326.

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

         Commercial Real Estate Loans. Commercial real estate loans are secured primarily by office and retail business properties located in the primary market area. These types of loans amounted to $26.3 million, or 38.8%, of loans held for investment as of December 31, 1999. Commercial real estate loans may be for a term of up to 25 years, but frequently include a maturity in three to six years. Citrus generally does not typically offer fixed-rate commercial real estate or multi-family real estate loans.

         Commercial and multi-family real estate loans are originated with a loan-to-value ratio generally not exceeding 75%. Loans secured by this type of collateral will continue to be a part of our future loan program. Commercial and multi-family real estate loans are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial property depend to a large degree on results of operations and management of the properties, repayment of this type of loan may be negatively impacted by adverse conditions in the real estate market or the economy. At December 31, 1999, the largest commercial real estate loan was $1,000,000 secured by commercial real estate, and was current. The largest multi-family real estate relationship was $613,468 secured by duplex rental units, and was current.

         Commercial Loans. Citrus' commercial loans are business loans that are not secured by real estate. At December 31, 1999, the largest commercial loan was $888,397 for a floorplan line of credit secured by yachts. At December 31, 1999, Citrus had outstanding Small Business Administration ("SBA") loans of $173,157. Citrus is not a designated SBA underwriter. We will consider making additional SBA loans when the demand for SBA loans increases in our primary market area. SBA loans, which are guaranteed in part by the SBA, typically include a higher loan balance relative to the value of the collateral, as opposed to loans originated without a government guarantee.

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

         Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer loan repayments are dependent on the borrower's continuing financial stability, and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. Management believes that the yields earned on consumer loans are commensurate with the credit risk associated with these loans. As of December 31, 1999, consumer loans amounted to $4.4 million, or 6.5%, of net loans held for investment.

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

         If the loan is secured by real estate and foreclosure is required, the property will be sold at a public auction in which Citrus may participate as a bidder. If Citrus is the successful bidder, the acquired real estate property is then included in the other real estate owned "OREO" account until it is sold. Citrus is permitted under federal regulations to finance sales of real estate owned with loans which may involve more favorable interest rates and terms than generally would be granted under normal underwriting guidelines. As of December 31, 1999, Citrus had no OREO properties and $2,000 in loans past due 90 days or more.

Problem Asset Classification Procedures

         Commercial banks are required to review, and when appropriate, classify their assets on a regular basis. The Comptroller of the Currency has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss.

         o Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.
         o Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.
         o Loss assets are considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes a specific reserve for the full amount of the portion of the asset classified as loss.

         All or a portion of general credit loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not warrant classification in one of the aforementioned categories, but possess weaknesses, are classified as special mention and are monitored by Citrus.

         At December 31, 1999, Citrus had 11 loan relationships classified as substandard or doubtful totaling $656,000, and no loans classified as loss.

Allowance for Credit Losses

         The allowance for credit losses is established through a provision for credit losses charged against income. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. The allowance is an estimated amount that management believes will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration factors including changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower's ability to pay. While management uses the best information available to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. At December 31, 1999, Citrus had a total allowance for credit losses of $401,000, representing 0.6% of total loans held for investment.

Non-Bank Subsidiary

         As of December 31, 1999, Citrus had one wholly-owned non-bank subsidiary, Citrus Mortgage Corp. Citrus Mortgage Corp. was established on August 3, 1995, to be a mortgage brokerage company. As of December 31, 1999, Citrus' aggregate investment in Citrus Mortgage was less than $1,000. Citrus Mortgage is not active.

Personnel

         As of December 31, 1999, Citrus had no full-time employees and Citrus Bank had 48 full-time employees. The employees are not represented by any collective bargaining group. We believe our relations with our employees are good.

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

         Gramm-Leach-Bliley Act. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which reforms and modernizes certain areas of financial services regulation. The law permits the creation of new financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The new law reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the law provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies.

         The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution's privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law repeals the exemption that banks were afforded from the definition of "broker," and replaces it with a set of limited exemptions that allow the continuation of some historical broker activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements.

         In the area of CRA activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the CRA ratings of a bank or of the bank subsidiaries of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better CRA ratings when they commence the new activity.

         Most of the provisions of the law took effect on March 11, 2000, with other provisions being phased in over a one to two year period thereafter. It is anticipated that the effects of the law, while providing additional flexibility to bank holding companies and banks, may result in additional affiliations of different financial services providers, as well as increased competition, resulting in lower prices, more convenience, and greater financial products and services available to consumers.

         The  foregoing  is   necessarily  a  general   description  of  certain
provisions of federal and state law and does not purport to be complete. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on the Bank cannot be determined at this time.

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

         Under the Federal Deposit Insurance Act ("FDIA") a subsidiary bank of a bank holding company can be held liable by the FDIC for any loss incurred or reasonably expected to be incurred in connection with:

o the default of a commonly controlled FDIC-insured depository institution, or
o any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default."

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

         Control of a Bank Holding Company. Federal Reserve Board Regulation Y requires persons acting directly or indirectly or in concert with one or more persons to give the Board of Governors of the Federal Reserve 60 days advanced written notice before acquiring control of a bank holding company. Under the Regulation, control is defined as the ownership or control with the power to vote 25 % or more of any class of voting securities of the bank holding company. The Regulation also provides for a presumption of control if a person owns, controls, or holds with the power to vote 10% or more (but less than 25%) of any class of voting securities, and if:

o    the bank holding  company's  securities  are  registered  securities  under
     Section 12 of the Securities Exchange Act of 1934; or
o no other person owns a greater percentage of that class of voting securities.

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

         The FDIC's prompt and corrective action regulations define, among other things, the relevant capital measures for the five capital categories. For example, a bank is deemed to be:

         o "well-capitalized" if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 6% or greater, and a Tier 1 leverage capital ratio (Tier 1 capital to adjusted total assets) of 5% or greater, and is not operating under a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

         o "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, and (generally) a Tier 1 leverage capital ratio of 4% or greater, and the bank does not meet the definition of a "well-capitalized" institution.

         o "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

         The FDIC is authorized effectively to downgrade a bank to a lower capital category than the bank's capital ratios would otherwise indicate. A decision to do so would be based upon safety and soundness considerations, such as when the bank has received a less than satisfactory examination rating for any of the CAMELS rating categories other than Capital: i.e.

         o    Asset quality
         o    Management
         o    Earnings
         o    Liquidity
         o    Sensitivity to market risk

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

         FDIC Standards for Safety and Soundness. The FDICIA requires each federal banking agency to prescribe for all insured depository institutions and their holding companies standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits and other operational and managerial standards as the agency deems appropriate. In addition, the federal banking regulatory agencies are required to prescribe by regulation standards specifying:

         o    maximum classified assets to capital ratios;
         o minimum earnings sufficient to absorb losses without impairing capital;
         o to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions or the depository institution holding companies; and
         o other standards relating to asset quality, earnings and valuation as the agency deems appropriate.

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

         Limitations on Deposits Acquired From Brokers. In accordance with the FDICIA, the FDIC has implemented restrictions on the acceptance of brokered deposits. In general, an "undercapitalized" institution may not accept, renew or roll over any brokered deposits. "Adequately capitalized" institutions may request a waiver from the FDIC to do so, while "well-capitalized" institutions may accept, renew or roll over brokered deposits without restriction. The rule requires registration of deposit brokers and imposes certain record keeping requirements. Institutions that are not "well- capitalized," even those who meet minimum capital requirements, must comply with regulatory limits on rates of interest they may pay on brokered and other deposits. Citrus Bank does not have any brokered deposits.

         Assessments Required by Deposit Insurance Funds Act of 1996. In 1996, Congress passed and the President signed into law the Deposit Insurance Funds Act of 1996 ("DIFA"). Among other things, the DIFA, and rules promulgated thereunder by the FDIC, provide for banks and thrifts to share the annual interest expense for the Finance Corp. Bonds which were issued in the late 1980s to help pay the costs of the savings and loan industry restructuring. The approximate annual interest expense is $780 million of which BIF-insured banks are expected to pay approximately $322 million, or 41%, while SAIF insured thrifts will pay approximately $458 million or 59% of the interest expense. It is estimated that the annual assessment for BIF-insured institutions will be approximately 1.2 cents per $100 of deposits, while SAIF-insured institutions will pay 6.5 cents per $100 of deposits. Beginning in the year 2000 and continuing through the year 2017, banks and thrifts will each pay $2.43 cents per $100 of deposits. These assessments will be in addition to any regular deposit insurance assessments imposed by the FDIC under FDICIA. See "Regulation of Citrus Bank - FDIC Insurance on Deposit Accounts."

         Elimination of Most Restrictions on Interstate Banking. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Efficiency Act"), restrictions on interstate acquisitions of banks by bank holding companies were repealed, so that any out-of-state bank holding company would be able to acquire and consolidate any Florida-based bank, but must comply with certain deposit percentage and other restrictions on or after the effective date of the Efficiency Act. The legislation also provided that, unless an individual state elected beforehand either:

         o    to accelerate the effective date, or
         o to prohibit out-of-state banks from operating interstate branches within its territory.

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

         Annual Assessment Charged to Citrus by the Comptroller of the Currency. National banks are required to pay assessments to the Comptroller of the Currency to fund the operations of the Comptroller of the Currency. The general assessment, to be paid semiannually, is computed upon a bank's total assets, including consolidated subsidiaries, as reported in Citrus Bank's latest quarterly call report. Citrus Bank's assessment was $33,000 for 1999 and $31,000 for 1998.

Reserves Required by The Federal Reserve System

         Federal Reserve regulations require banks to maintain noninterest-earning reserves against their transaction accounts which are primarily NOW and regular checking accounts. Federal Reserve regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $49.3 million or less plus 10% against that portion of total transaction accounts in excess of $49.3 million. The first $5.0 million of otherwise reservable balances are exempted from the reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account, interest-earning assets of Citrus Bank are reduced.

Statistical Profile and Other Financial Data

         Reference is hereby made to the statistical and financial data contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," for statistical and financial data providing a review of Citrus' business activities.

ITEM 2.       PROPERTIES

         The following table sets forth information with respect to Citrus' offices as of December 31, 1999.

                                       Year      Size of
                                     Facility    Facility   Facility   Net Book
Location                              Opened    in Sq. Ft.   Status     Value

Main Office
Citrus Bank, N.A
1717 Indian River Blvd., Ste. 100 .....   1990    10,000     Owned    $1,118,133
Vero Beach, Florida

Branches
Sebastian Office
1020 U.S. 1 ...........................   1993     2,800     Owned    $  431,399
Sebastian, Florida

Barefoot Bay Office
1020 Buttonwood Street ................   1996     2,160     Owned    $  382,497
Barefoot Bay, Florida

Loan Production Offices
Miami Loan Production Office
International Corporate Park ..........   1999       120     Lease             0
10165 NW 19th Street
Miami, Florida

Sebring Loan Production Office
3900 U.S. 27 North ....................   1999     1,960     Lease             0
Sebring, Florida


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

As of February 29, 2000, the number of holders of record of Citrus' Common Stock was 411.

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

In December 1990, the Comptroller promulgated regulations which affect the level of allowable dividend payments by national banks. The intended effect of the regulations is to make the calculation of national banks' dividend-paying capacity consistent with generally accepted accounting principles (GAAP). In this regard, the allowance for loan and lease losses will not be considered an element of either "undivided profits then on hand" or "net profits." Further, a national bank may be able to use a portion of its capital surplus account as "undivided profits then on hand," depending on the composition of that account. In addition, the regulations clarify that dividends on preferred stock are not subject to the limitations of 12 U.S.C. 56, while explicitly making such dividends subject to the constraints of 12 U.S.C. 60. The regulations do not diminish or impair a well-capitalized bank's ability to make cash payments to its shareholders in the form of a return of capital.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Citrus hereby incorporates by reference the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 30 of the 1999 Annual Report to Shareholders for the year ended December 31, 1999, filed as an Exhibit under Item 13 herein.


ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Citrus hereby incorporates by reference the Report of the Independent Auditors and the Consolidated Financial Statements contained in the 1999 Annual Report to Shareholders for the year ended December 31, 1999, filed as an Exhibit under
Item 13 herein.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

None.

                                    PART III


ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Citrus hereby incorporates by reference the sections entitled "Election of Directors" and "Board of Directors Meetings" contained at pages 2 through 4 of the Proxy Statement filed as an Exhibit under Item 13 herein.


ITEM 10.      EXECUTIVE COMPENSATION

Citrus  hereby   incorporates  by  reference  the  section  entitled  "Executive
Compensation" contained at pages 5 through 6 of the Proxy Statement filed as an Exhibit under Item 13 herein.


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)      Security Ownership of Certain Beneficial Owners

              Citrus hereby incorporates by reference the sections entitled "Election of Directors" and "Certain Shareholders" contained at pages 2 through 4 of the Proxy Statement filed as an Exhibit under
              Item 13 herein.

     (b)      Security Ownership of Management

              Citrus hereby incorporates by reference the section entitled "Election of Directors" contained at pages 2 through 4 of the Proxy Statement filed as an Exhibit under Item 13 herein.

     (c)      Changes in Control

              Citrus is not aware of any arrangements, including any pledge by any person of securities of Citrus, the operation of which may at a subsequent date result in a change of control of Citrus.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Citrus Bank has outstanding loans to certain of Citrus directors, executive officers, their associates and members of the immediate families of such directors and executive officers. These loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not affiliated with Citrus or Citrus Bank and did not involve more than the normal risk of collectibility or present other unfavorable features.

         Set forth on the following page is certain information as of December 31, 1999 concerning loans made by Citrus Bank to each of its directors, executive officers and their immediate families whose aggregate indebtedness to Citrus Bank exceeded $60,000 at anytime since January 1, 1999.





                           [Intentionally left blank]



                                                   Largest
                                                    Amount       Balance
                                     Maturity    Outstanding      as of
                           Date of   Date of     from January    December       Interest
Name                       Loan       Loan         1, 1999       31, 1999         Rate         Type
----                       ----       ----         -------       --------         ----         ----

Robert L. Brackett         5/97      6/02      $    245,000     $          0     8.50%        Commercial
                           6/97      6/02           332,247          318,439     9.00%        Commercial
                           3/98      1/08           110,620                0     8.00%        Commercial
                           3/99      4/14           573,552          560,414    7.875%        Commercial
                           7/99      7/01           245,000          200,000     8.50%    Line of Credit
                           4/90       N/A            13,390            1,308    13.44%       Credit Card
                                               ------------     ------------
                                               $  1,519,809     $  1,080,161
                                               ============     ============

S. Hallock duPont, Jr     11/98     11/06      $    25,000      $          0     9.50%    Line of Credit
                          12/98      1/02          390,000           342,492     9.50%        Commercial
Europa Corp.               3/98      3/00          250,000           242,000     8.50%        Commercial
                           4/99      5/02          260,202           110,706    10.00%        Commercial
                           4/99      7/13           46,303            45,740     8.25%       Real Estate
Recourse Loans             Var.      Var.           62,511            11,914      Var.          Consumer
                                               -----------       -----------
                                               $ 1,034,016       $   752,582
                                               ===========       ===========

Hubert Graves, Jr          1/92       N/A      $     5,000       $     2,467    13.44%       Credit Card
Hubert Graves &
Alice Julia Graves         1/92      2/22           94,919            93,078    8.625%       Real Estate
                                               -----------       -----------
                                               $    99,919       $    95,545
                                               ===========       ===========

Earl H. Masteller          2/95      2/10      $    64,985       $         0     9.75%       Real Estate
                           9/93     10/08          139,290                 0     6.75%       Real Estate
                           2/99      3/14          200,000           193,482    6.625%       Real Estate
                           1/00      2/10            7,738               297     9.00%    Line of Credit
                           4/90       N/A           15,067                 0    13.44%       Credit Card
Masteller & Moler, Inc.    7/99      7/01           18,815            18,815     9.50%        Commercial
                           5/97      6/00            3,428             1,001     9.25%        Commercial
                           6/97      6/99              982                 0     9.25%        Commercial
                           9/97      9/99            1,535                 0     9.25%        Commercial
                          11/99     11/04           33,750            33,287    7.875%          Consumer
                           4/91       N/A            5,111             2,887    13.44%       Credit Card
                           4/91       N/A            5,068               273    13.44%       Credit Card
                           1/94       N/A            1,593                 0    15.00%       Credit Card
                           5/97       N/A            2,007               188    15.00%       Credit Card
Masteller, Moler &        11/95     11/00           36,905            17,814     9.50%        Commercial
Reed, Inc.                 3/99      9/01           10,044             7,267     8.25%        Commercial
                           7/99      7/01           15,962                 0     9.50%        Commercial
                           7/96      7/99            1,809                 0     9.00%        Commercial
                          10/96     10/99            6,573                 0     9.00%        Commercial
                           7/97      7/00            5,624             2,175     9.00%        Commercial
Walsh Environmental       12/99      1/01           18,338            18,256    10.00%        Commercial
Services, Inc.            12/99     12/04           32,409            32,409     9.50%        Commercial
                           7/97       N/A            5,000             4,408    13.44%       Credit Card
                           6/98      6/02           10,508             7,789     8.75%        Commercial
                          12/99      1/00            5,500             5,500     9.50%        Commercial
                                               -----------       -----------
                                               $   648,041       $   345,848
                                               ===========       ===========

Louis L. Schlitt          11/98     12/00      $    44,598       $    41,234     9.50%    Line of Credit
                          10/90       N/A            5,217               676    13.44%       Credit Card
CFC Unit 201 Corp.         5/98      5/02          515,842           508,874     8.50%       Real Estate
Schlitt Insurance          6/99      6/01           44,264            44,264     9.00%        Commercial
Services, Inc.            10/90       N/A            5,011             4,685    13.44%       Credit Card
                                               -----------       -----------
                                               $   614,932       $   599,733
                                               ===========       ===========





                                                   Largest
                                                    Amount       Balance
                                     Maturity    Outstanding      as of
                           Date of   Date of     from January    December       Interest
Name                        Loan      Loan         1, 1999       31, 1999        Rate          Type
----                        ----      ----         -------       --------        ----          ----

Walter E. Smith, Jr.       3/94      3/99      $   199,000       $   189,000     8.50%        Commercial
                           7/90       N/A           50,000             1,957    13.44%       Credit Card
Sherry Smith &             1/92       N/A            6,000             1,443    13.44%       Credit Card
Walter Smith
Walter Smith &            10/90       N/A            8,000                 0    13.44%       Credit Card
Sheila Gallira
Southeast Interstate       6/95       N/A           10,336               436    13.44%       Credit Card
Services                   6/95       N/A            9,296             3,312    13.44%       Credit Card
                           6/95       N/A            8,148             3,702    13.44%       Credit Card
                           6/95       N/A            5,000             4,387    13.44%       Credit Card
                           6/95       N/A            5,000             4,291    13.44%       Credit Card
                           8/91       N/A            5,000             2,820    13.44%       Credit Card
                           7/90       N/A            5,000                 0    13.44%       Credit Card
                           4/99     10/06          760,000           714,083     8.50%        Commercial
                           7/99      7/01          277,141           102,141     9.00%       Real Estate
                                               -----------       -----------
                                               $ 1,347,921       $ 1,027,572
                                               ===========       ===========


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM  8-K.

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denoted by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form -18 under the Securities Act of 1933 for Citrus, as filed with the Securities and Exchange Commission on June 30, 1989, Registration No. 33-29696-A (referred to as "S-18"), (ii) an Annual Report on Form 10-KSB (10-K), (iii) the quarterly report filed on Form 10-QSB for the quarter ended March 31, 1995 (10-Q) or (iv) a Registration Statement on Form SB-2 filed under the Securities Act of 1933 for Citrus, as filed with the Securities and Exchange Commission on October 28, 1999, Registration No. 333-67613. The exhibit numbers correspond to the exhibit numbers in the referenced documents.


Exhibit No.     Description of Exhibit

   *3.1         Articles of Incorporation dated May 19, 1989 (S-18)

   *3.2         By-laws adopted June 29, 1989 (S-18)

   *3.3         Amendments to bylaws adopted March 16, 1995 (1995 10-Q)

   *4.1         Specimen Common Stock Certificate (1999 SB-2)

  *10.3 Employment Agreement dated July 11, 1991 between Registrant and Randy J. Riley (1992 10-K)

  *10.4 Employment Agreement dated July 11, 1991 between Registrant and Henry O. Speight (1993 10-K)

  *10.5         Employment letter with Walter A. Alvarez (1999 SB-2).

   22.1         Citrus' 2000 Annual Meeting Proxy Statement.

   22.2         Citrus' 1999 Annual Report for the year ended December 31, 1999.

   23.1         Consent of Independent Auditors


(b)      Reports on Form 8-K.
         --------------------

         No current reports on Form 8-K were filed by Citrus during the last fiscal quarter covered by this report.

                                                    SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CITRUS FINANCIAL SERVICES, INC.

Dated:  March 24, 2000                     By:   /s/ Josh C. Cox, Jr.
                                           --------------------
                                           Josh C. Cox, Jr.
                                           President and Chief Executive Officer

Dated:  March 24, 2000                     By:   /s/ Henry O. Speight
                                           --------------------
                                           Henry O. Speight
                                           Executive Vice President and Chief
                                           Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Robert L. Brackett                     March 24, 2000
----------------------
ROBERT L. BRACKETT
Class II Director


/s/ Josh C. Cox, Jr.                       March 24, 2000
-------------------
JOSH C. COX, JR.
President, Chief Executive Officer
and Class III Director

/s/ S. Hallock duPont, Jr.                 March 24, 2000
-------------------------
S. HALLOCK duPONT, JR.
Class III Director


/s/ Hubert Graves, Jr.                     March 24, 2000
---------------------
HUBERT GRAVES, JR.
Class I Director


/s/ Roy H. Lambert                         March 24, 2000
-------------------
ROY H. LAMBERT
Class II Director


/s/ Earl H. Masteller                      March 24, 2000
----------------------
EARL H. MASTELLER
Class I Director

/s/John A. Purdie                          March 24, 2000
------------------
JOHN A. PURDIE
Class I Director


/s/ Louis L. Schlitt                       March 24, 2000
-------------
LOUIS L. SCHLITT
Class III Director

/s/ Walter E. .Smith, Jr.                  March 24, 2000
-------------------------
WALTER E. SMITH, JR.
Class I Director


/s/ James R. Thompson                      March 24, 2000
----------------------
JAMES R. THOMPSON
Class II Director


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders as of the date of filing this report. An annual report and proxy materials will be furnished to security holders subsequent to the filing of this Annual Report on Form 10- KSB. Citrus' Proxy Statement and 1999 Annual Report are included as Exhibits 22.1 and 22.2 of this filing.

                                                                    Exhibit 23.1





                         Consent of Independent Auditors



We agree to the incorporation by reference into this Form 10-KSB of our report, dated January 21, 2000, of our audit of the consolidated financial statements of Citrus Financial Services, Inc. and Subsidiary included in the Citrus Annual Report for the year ended December 31, 1999.


/s/ STEVENS, SPARKS & COMPANY, P. A.
STEVENS, SPARKS & COMPANY, P. A.
Jacksonville, Florida
March 20, 2000

                         CITRUS FINANCIAL SERVICES, INC.
                           1717 Indian River Boulevard
                            Vero Beach, Florida 32960


                                 PROXY STATEMENT
                         ANNUAL MEETING OF SHAREHOLDERS
                                 April 24, 2000


Solicitation and Voting of Proxies

         This proxy statement and the accompanying proxy card are being furnished to shareholders of Citrus Financial Services, Inc. ("Citrus" or the "Company") in connection with the solicitation of proxies by the Board of Directors to be used at the company's annual meeting of shareholders ("annual meeting") or any adjournment thereof. The annual meeting will be held on Monday, April 24, 2000, at 5:00 p.m., local time, at the Corporate Office, 1717 Indian River Boulevard, Suite 100, Vero Beach, Florida.

         Regardless of the number of shares of common stock owned, it is important that shareholders be represented by proxy or in person at the annual meeting. Shareholders are requested to vote by completing the enclosed proxy card and returning it signed and dated in the enclosed postage prepaid envelope. Shareholders are urged to indicate the way they wish to vote in the space provided on the proxy card. Proxies solicited by the Board of Directors of the company will be voted in accordance with the directions given therein. Where no instructions are indicated, proxies will be voted "FOR" the management director nominees set forth below; "FOR" the ratification of Stevens, Sparks & Company, P.A., as the independent auditors of Citrus for the fiscal year ending December 31, 2000; and if necessary, "FOR" approval to adjourn the annual meeting to further solicit proxies.

Revocation of Proxy

         A shareholder's presence at this annual meeting will not automatically revoke his or her proxy. Shareholders may revoke a proxy at any time prior to its exercise by filing with the Secretary of the company a written notice of revocation, by delivering to the company a duly executed proxy bearing a later date, or by attending the annual meeting and voting in person.

Voting Securities

         The securities which may be voted at this annual meeting consist of shares of common stock of Citrus ("common stock") with each share entitling its owner to one vote for the election of directors and any other matters that may come before the annual meeting. The close of business on March 10, 2000, has been fixed by the Board of Directors as the record date ("record date") for the determination of shareholders entitled to notice of and to vote at this annual meeting and any adjournment thereof. The total number of shares of the company's common stock outstanding on the record date was 1,332,118 shares which are held by approximately 411 shareholders.

         The presence, in person or by proxy, of at least a majority of the total number of outstanding shares of common stock is necessary to constitute a quorum at the annual meeting. In the event there are not sufficient votes for a quorum to approve any proposal at the time of the annual meeting, this annual meeting may be adjourned in order to permit further solicitation of proxies.

Certain Shareholders

         As of March 10, 2000, no persons or apparent groups of persons, other than officers or directors of the company and Citrus Bank, N.A. (the "Bank"), are known by management to own beneficially five percent or more of the outstanding shares of Citrus' common stock.

                       PROPOSAL I - ELECTION OF DIRECTORS

         The Board of Directors of Citrus, as proposed herein, will be composed of ten members. The Board of Directors is divided into three classes and the terms of each class are staggered so that approximately one-third of the directors are elected each year. Terms for directors are three years. Currently there are four Class I directors, three Class II directors, and three Class III directors. Four Class I directors have been nominated by the Board to stand for election at this annual meeting.

          Management's nominees to fill the three-year terms are Hubert Graves, Jr., Earl H. Masteller, Walter E. Smith, Jr. and John A. Purdie, all of whom are presently directors of Citrus.

         It is intended that the proxies solicited by the Board of Directors will be voted "FOR" the election of said nominees unless otherwise indicated. If any nominee is unable to serve, the shares represented by all valid proxies will be voted for the election of such substitute as the Board may recommend. At this time the Board of Directors knows of no reason why any nominee might not be able to serve.

         The Board of Directors recommends that shareholders vote
         "FOR" election of the nominees.

         The following table describes the period that each nominee has served as a director of Citrus, his position and offices held with the company, his principal occupation or employment, and further contains information as of March 10, 2000, with respect to the beneficial ownership (as such term is defined under the Rules and Regulations of the Securities Exchange Commission) of the company's common stock held by each nominee, each director, plus the number of shares that person has the right to acquire within the next 60 days, and all directors as a group.




Name, age, principal                                    Current     Number                   Percent of
occupation, directorships and              Director      Term      of Shares    Right to     Beneficial
business experience                          Since      Expires     Owned(1)   Acquire(2)   Ownership(3)
------------------------------------------------------------------------------------------------------------

Management's nominees for three-year term:

Class I Directors

Hubert Graves, Jr., age 69.                  1989       2000       149,657         0           11.23%
President of Hubert Graves Citrus,
Inc. since 1965.  President of HGX,
Inc. since 1977.

Earl H. Masteller, age 61.                   1989       2000        45,062         0            3.38%
President of Masteller & Moler
Associates, Inc., since 1985.  Vice
President of Masteller, Moler and
Reed, Inc., since 1987.

Walter E. Smith, Jr., age 59.                1990       2000       120,231         0            9.03%
Owner and  operator  of Travel
Centers  of  America  in  Florida,
Georgia  and Tennessee since 1973.

John A. Purdie, age 57.                      1999       2000        53,909         0            4.05%
President of Regency Windsor
Capital, Inc. since 1984.

Continuing directors:
Class II Directors

Robert L. Brackett, age 65.                  1989       2001       111,279         0            8.35%
Chairman of the Board of the
company and the Bank since 1990.
Treasurer and Director of Credit
Data Services, Inc. since 1997.

Roy H. Lambert, age 69.(4)                   1994       2001       219,900         0           16.51%
Chairman of Regency Windsor, Inc.
since 1974.

James R. Thompson, age 71.(5)                1990       2001       222,437         0           16.70%
Consulting Engineer for Regency
Windsor Capital, Inc. since 1988.
President of Regency Acquisitons,
Inc. from 1980 to 1988.  Advisor to
Chairman of Regency Windsor
Management Co. since 1996.




Name, age, principal                                    Current     Number                   Percent of
occupation, directorships and              Director      Term      of Shares    Right to     Beneficial
business experience                         Since       Expires     Owned(1)   Acquire(2)   Ownership(3)
-------------------------------------------------------------------------------------------------------------


Class III Directors

Josh C. Cox, Jr., Age 58.                    1993       2002          158       26,400          1.95%
President and Chief Executive
Officer of the company since June
1994. Vice Chairman and Chief
Executive Officer of the Bank
currently.  Bank Consultant since
1976.  President and Chief Executive
Officer of First Guaranty Bank,
Hammond, Louisiana from 1986 to
1991.

Louis L. Schlitt, Age 64.                    1989       2002        72,245         0            5.42%
Past President of Schlitt Insurance
Services, Inc. and Louis Schlitt, Inc.
with 43 years experience in
insurance and investments.
Currently retired and managing personal
real estate investments.

S. Hallock duPont, Jr., age 64.              1999       2002        83,063      29,288          8.25%
President and CEO of Europa Corp since
1962.

All Directors & Executive Officers                                 864,492     102,499         67.40%
as a group (16 persons)
-----------------------------------

(1)   Includes shares for which the named person:
      o has sole voting and investment power
      o has shared voting and investment power with a spouse, or
      o holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.
      Does  not  include  shares  that  may be acquired:
      o by  exercising  stock  options,  or o  under  stock  purchase  warrants.
(2)   Includes shares that may be acquired within the next 60 days:
      o by exercising vested stock options, or
      o under presently exercisable stock purchase warrants granted in connection with Citrus' initial stock offering.
(3) Table computed on 864,492 shares actually owned, plus 29,886 shares which may be acquired under presently exercisable stock purchase warrants granted in connection with Citrus' initial stock offering, 72,613 shares which may be acquired under presently exercisable stock options and 1,332,118 total shares, all as outstanding on the record date.
(4) Includes 219,742 shares owned by the Revocable Trust of Roy H. Lambert of which Mr. Lambert is the beneficiary, and 158 shares owned by Mr. Lambert individually.
(5) Includes 219,742 shares owned by the Revocable Trust of Roy H. Lambert, of which Mr.Thompson is the sole Trustee and for which Mr. Thompson disclaims beneficial ownership. Includes 2,695 shares owned jointly by Mr. Thompson and his wife.

Board of Directors Meetings

      Citrus conducts its business through meetings of the Board of Directors. During the fiscal year ended December 31, 1999, the Board of Directors held five meetings. No director of the Company attended fewer than 75% of the total meetings of the Board of Directors.

Committees of the Board of Directors

      The Board of Directors of the Company does not have standing Committees.

Directors' Compensation

      Citrus paid director fees of $10,000 to its Directors for the period ended December 31, 1999, and Citrus Bank paid director fees of $46,000 to its Directors for the same period.

Non-Qualified Stock Options

      Citrus does not have a qualified incentive stock option plan. Citrus has granted non-qualified stock options to certain of its employees in accordance with the following schedule (rounded to whole shares and adjusted for stock splits):


                        Date of            No. of    Exercise      No. of       Expiration
   Officers              Grant             Shares     Price      Shares Vested     Date
   --------              -----             ------     -----      -------------     ----
Josh Cox, Jr.        December 14, 1995    26,400       6.31       26,400        July 11, 2001
Randy J. Riley       April 13, 1990        9,395       6.31        9,395        April 13, 2000
                     July 11, 1991         8,712       6.31        8,712        July 11, 2001
Henry O. Speight     April 13, 1990        9,394       6.31        9,394        April 13, 2000
                     July 11, 1991         8,712       6.31        8,712        July 11, 2001
Walter A. Alvarez    January 1, 1999      25,000      10.00        5,000        December 31, 2008

John M. Tench        July 5, 1999         25,000      10.75        5,000        July 5, 2009


Executive Compensation

         The table below identifies the Chief Executive Officer and other principal officers of Citrus or of its wholly owned subsidiary Citrus Bank, whose total annual cash compensation exceeded $100,000 during the fiscal year ended December 31, 1999.

                           Summary Compensation Table
--------------------------------------------------------------------------------------------------------


                                              Annual Compensation              Long-term compensation
Name and                                                   Other annual                      All other
principal position         Year       Salary      Bonus    compensation    Stock options    compensation
------------------         ----    ------------   -----    ------------    -------------    ------------

Josh C. Cox, Jr.           1999     $160,000(1)    None     $21,558(2)         None             None
President and Chief        1998     $160,000       None     $20,285            None             None
Executive Officer since    1997     $160,000       None     $18,852            None             None
July 1, 1994

Walter A. Alvarez          1999     $125,000      $12,500(3)   None            5,000            None
President of the Bank's
Miami Region since
January 1, 1999

[Footnotes follow this page]





(1) Mr. Cox's annual base salary for the fiscal year 2000 is $160,000. This base salary is considered to be compensation for Mr. Cox's service as President and Chief Executive Officer of the Company and Vice Chairman and Chief Executive Officer of the Bank.
(2) Other annual compensation includes $8,466 which is the value of the cost to Citrus of the use of a Bank owned automobile, director fees of $6,000, annual club dues of $6,152 and miscellaneous employee benefits of $940.
(3) Mr. Alvarez's bonus is for the opening of the loan production office in Miami. Another $12,500 is to be awarded when the LPO becomes a de novo bank.

Benefits

     Insurance: Citrus Bank's full-time officers and employees are provided hospitalization, major medical, short and long-term disability, dental insurance, and term life insurance under group plans on generally the same basis to all full-time employees. The Bank pays 95% of the costs of this insurance.

     Bonuses: Neither the Company nor the Bank has an established bonus policy for employees; however, the Bank's Board of Directors awarded $7,000 in bonuses to employees of the Bank during the year ended December 31, 1999, in addition to the $12,500 bonus awarded to Mr. Alvarez for opening the Miami LPO and the $7,000 signing bonus awarded to Mr. Tench. The payment of any bonus is at the sole discretion of the Board of Directors.

     401(k) Plan: During 1990 Citrus Bank adopted a 401(k) Plan (the "Plan") which covers all of the employees of the Bank who have completed at least one year of service and who are at least 20 years of age. The effective date of the Plan was January 1, 1990. Eligible employees who choose to participate in the Plan may contribute from 1% to 15% of their annual base salary to the Plan. The Bank may match up to 100% of all employee contributions which are equal to or less than $10,000 of base salary. In addition, the Bank may elect to make additional contributions to the Plan based upon the Bank's annual profit. Contributions made by the Bank do not vest in an individual employee until that employee has 2 years of service, at which time 25% of contributions made are earned. For each additional year of service, an employee will earn another 25% until the end of year five when an employee will be 100% vested. The Bank contributed $11,000 to match 25% of employees' 1998 contributions to the Plan for the fiscal year ended December 31, 1998. There was no Bank contribution for the year ended December 31, 1999.


                      PROPOSAL II - APPOINTMENT OF AUDITORS
                    FOR FISCAL YEAR ENDING DECEMBER 31, 2000

         Citrus' independent auditors for the fiscal year ended December 31, 1999, were Stevens, Sparks & Company, P.A. The Board of Directors appointed Stevens, Sparks & Company, P.A. to be its independent auditors for the fiscal year ending December 31, 2000, subject to shareholder approval. A member of the firm will be present at the annual meeting to respond to shareholders questions and will have the opportunity to make a statement if he so desires.

          The Board of Directors recommends that shareholders vote "FOR" the ratification of the appointment of Stevens, Sparks & Company, P.A. as independent auditors for the fiscal year ending December 31, 2000.

                  PROPOSAL III - ADJOURNMENT OF ANNUAL MEETING

         The Board of Directors of Citrus seeks your approval to adjourn the annual meeting in the event that the number of proxies sufficient to approve Proposals I and II are not received by April 25, 2000. In order to permit proxies that have been received by Citrus at the time of the annual meeting to be voted, if necessary, for adjournment, Citrus is submitting the question of adjournment to permit further solicitation of proxies as a separate matter for your consideration. If it is necessary to adjourn the annual meeting and the adjournment is for a period of less than 30 days, no notice of the time and place of the adjourned meeting need be given the shareholders, other than an announcement made at the annual meeting.

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

Shareholder Proposals

         In order to be eligible for inclusion in Citrus' proxy material for next year's annual meeting of shareholders, any shareholder proposal to take action at such annual meeting must be received at the corporate office of the company, 1717 Indian River Boulevard, Suite 100, Vero Beach, Florida 32960, on or before January 22, 2001. Proposals must comply with the provisions of 17 C.F.R. Section 240.14a-8 ("Rule 14a") of the rules and regulations of the Securities and Exchange Commission in order to be included in the company's proxy materials.

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

Financial Statements

         A copy of the Annual Report for the fiscal year ended December 31, 1999, accompanies this proxy statement. The Annual Report includes financial statements, which information is incorporated herein by reference.

Report on Form 10-KSB

         Shareholders of Citrus can obtain a copy of the company's Annual Report for the fiscal year ended December 31, 1999, on Form 10-KSB as filed with the Securities and Exchange Commission by making a written request therefor to the company, Attention: Henry O. Speight, Executive Vice President and Chief Financial Officer, 1717 Indian River Boulevard, Suite 100, Vero Beach, Florida 32960. Copies of exhibits and basic documents filed with that report or referenced therein will be furnished to shareholders of record upon request. Copies may also be obtained from the Securities and Exchange Commission's Internet web site located at www.sec.gov.

Other Matters

         The Board of Directors knows of no other matters to be brought before the annual meeting. However, if other matters should come before the annual meeting, it is the intention of the persons named in the enclosed form of proxy to vote the proxy in accordance with their judgment of what is in the best interest of the company.

                                                 Citrus Financial Services, Inc.



Vero Beach, Florida
March 27, 2000

Corporate Profile

Citrus Financial Services, Inc. (Citrus), the parent company of Citrus Bank, National Association, has three full-service banking offices and two loan production offices. Two of the full-service offices are located in Indian River County, one in Vero Beach and one in Sebastian. The third full-service location is in Barefoot Bay, which is in adjacent Brevard County. The loan production offices are located in Sebring and Miami, Florida. Citrus has $88 million in consolidated assets. The principal business activities for Citrus Bank include offering a wide range of FDIC-insured deposit products and commercial, real estate and consumer loans, as well as full service mortgage banking activities. In addition, Citrus offers armored car services for its commercial clientele. Citrus' stock is closely held and not traded on any national market.


Contents
To Our Stockholders and Friends..................             2
Consolidated Financial Highlights................             3
What's New with Services and Markets.............             4
Management's Discussion and Analysis.............             5
Independent Auditors' Report.....................             31
Consolidated Financial Statements................             32
Notes to Consolidated Financial Statements.......             36
Board of Directors...............................             53
Officers.........................................             55
Shareholder Information..........................             56

To Our Stockholders and Friends

Preparing for the Future, Sometimes a Bumpy Road: Late in 1998, your Board of Directors and Management filed a registration statement with the Securities and Exchange Commission to offer additional shares of Citrus common stock to the public. Our plan was to use the additional capital to expand the Company's reach by establishing new banks and branches in other Florida communities. We engaged professional investment bankers to sell the stock and begin to make plans and employ staff to fund our new expansion. By the time our offering passed regulatory review and could be offered for sale, the market for community bank stock had softened and sales lagged expectations. In December, we determined that the issue had languished too long; its ultimate success was unlikely and we terminated the public offering. As a result, the costs related to the offering of $337,000 and the organizational expenses of the proposed Sebring bank of $79,000 were expensed for a total of $416,000.

Several problem loans surfaced during the year that reflected in $735,000 in net loan losses. These losses necessitated a provision for loan losses of $675,000. Most of the losses related to five loan relationships with the largest relationship filing bankruptcy resulting in a loss of $323,000. While we are hopeful that we can successfully recover a portion of these losses, we have adjusted our reserve for loan losses and charged off all or that portion of the loans for which we cannot readily identify collateral value. Putting these events together in the same year further reduced our earnings and left us with a net loss of $276,000 for 1999.

Investing for the Future: In December, Citrus' organizers exercised their warrants early and contributed $2,239,000 in capital. The Board of Directors and other organizers wanted to show their support for the future of the Company in spite of a disappointing year. While our plans and aspirations have not materialized for 1999, our hopes are now on the future as we return to profitability and put the difficulties of 1999 behind us.

Our investment in new technology paid off in 1999 as we passed through to the new century without any of the highly touted Year 2000 problems. In October 1998, management established in-house computer operations utilizing state-of-the-art computer services to our customers and processing all customer accounts internally. This investment has provided the Bank with the latest in banking technology, as well as the flexibility to meet customer demands for quality banking services.

Thank You: The support we have received from our stockholders and our local community has been an important ingredient in our growth. On behalf of your Staff, Officers, and Board of Directors, thank you.

                                   Sincerely,



Robert L. Brackett, Chairman of the Board      Josh C. Cox, Jr., President & CEO

Consolidated Financial Highlights: Citrus Financial Services, Inc.

SUMMARY OF FINANCIAL DATA
(Dollars in thousands, except per share figures)

                                                                                 At or For the Period Ended
                                                                                   --------------------------
                                                                                            December 31,
                                                                                            ------------
At the Period End:                                                                      1999             1998
                                                                                        ----             ----
Assets..........................................................................   $   88,059       $   84,051
Loans held for investment.......................................................   $   67,750       $   53,009
Loans held for investment, net of allowance for credit losses...................   $   67,349       $   52,548
Deposits........................................................................   $   79,091       $   76,703
Stockholders' equity............................................................   $    8,367       $    6,447
Book value per share............................................................   $     6.40       $     6.77
Shares outstanding..............................................................    1,307,167          952,296
Outstanding warrants to purchase one share of
   common stock.................................................................      114,901          469,772
Vested stock options outstanding................................................       72,613           62,613
Equity-to-assets ratio..........................................................        9.50%            7.67%
Nonperforming assets-to-total assets ratio......................................        0.52%            1.06%

For the Period:                                                                        Year Ended December 31,
---------------                                                                        -----------------------
                                                                                        1999             1998
                                                                                        ----             ----
Total interest income...........................................................   $    6,500       $    6,452
Net interest income before provision............................................   $    3,596       $    3,511
Net income (loss)...............................................................   $    (276)       $      564
Return on average assets........................................................       -0.33%            0.72%
Return on average equity........................................................       -4.09%            9.13%
Average equity-to-average assets ratio..........................................        8.12%            7.92%
Noninterest expenses to average assets..........................................        4.66%            3.86%

Yield and Rates:
Loans held for investment.......................................................         9.1%             9.9%
Securities......................................................................         5.5%             5.4%
Other interest-earning assets...................................................         7.3%             7.9%
All interest-earning assets.....................................................         8.6%             9.0%
Deposits........................................................................         4.5%             4.8%
Other borrowed funds............................................................         5.4%             5.5%
Net interest margin.............................................................         4.7%             4.9%

                                       3

What's New with Services and Markets

Loan Production Offices: In January 1999 Citrus Bank opened its first loan production office in Miami, Florida. This Miami location was in anticipation of opening a full-service de novo bank later in 1999. That new bank has been postponed but the loan production office continues to generate loans. By the end of January 2000, the Miami Office has generated $1.8 million in new loans. To accommodate another de novo bank opening in Sebring, Florida, Citrus purchased land and other assets from The Commercial Bank of Highlands County (In Organization) and opened a loan production office in June 1999. Plans for a de novo bank at this location have been postponed although the loan production office continues. The facility now employs three full time employees and is well served by a local board of directors. Since June this loan production office has produced $3.8 million in new loans.

Pickups and Deliveries: The Company completed its second year of its uniquely competitive, fully staffed, professional armored car service designed to cater to commercial clientele. Additional corporate clients have been added that include small retail clients up to large "entertainment center" clients. The armored car service continues to be multi-faceted, meeting the needs of the small family business as well as the large corporate client. Our corporate focus has been, since our inception, to be a full service commercial banking enterprise, specializing in small to medium business, and our armored car service clearly demonstrates that commitment.

Developing Our Existing Markets: Our Barefoot Bay Center, opened in late 1996, provides full service banking to this retirement community. By the end of 1999, this Center had garnered $20 million in deposits. Our Sebastian Center, which opened a few years earlier, had deposits of $16 million at the end of December 1999. Our Vero Beach Center reached $43 million at the end of the year. These Centers provide the source of funding for our loan programs in the local community. The local residents have been very supportive of these Centers and have welcomed Citrus Bank into their marketplace.

What's in the Future? In the new century, a dynamic organization will be a prerequisite for continued success. Our Company is no different. To ensure our success, Citrus has put $2 million in new capital into Citrus Bank. This new capital will help Citrus Bank develop a progressive future with expansive goals that will encompass growth in investments, in deposits, and in profitability. While market factors stalled our public offering in 1999, additional capital from our warrant holders has provided adequate capitalization for the expansion of Citrus Bank. Our future, like the future of all service industries, relies on the vision of its leadership and the delivery of quality service. At Citrus, we deliver both.

Thanks to You: No business, regardless of its size, is an island unto itself. The commitment of our Staff, Management and Board of Directors is only part of our success. Our shareholders have been there from the beginning through it all. Thank you for your continued support.

Management's Discussion and Analysis
of Financial Condition and Results of Operations for Citrus Financial Services, Inc.

Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of Citrus at, and the results of operations of Citrus, for the years ended, December 31, 1999 and 1998. This discussion should be read in conjunction with the consolidated financial statements and related footnotes of Citrus presented elsewhere herein.

                                                            At or For the Year Ended December 31,
                                                            -------------------------------------
                                                 1999            1998           1997           1996           1995
                                                 ----            ----           ----           ----           ----
                                                            (Dollars in thousands except per share data)

Statement of Operations Data:
   Total interest income                       $  6,500         $ 6,452        $ 5,514        $ 4,973        $  4,830
   Total interest expense                         2,904           2,941          2,482          2,288           2,398
   Net interest income before
          provision for credit losses             3,596           3,511          3,032          2,685           2,432
   Provision for credit losses                      675              23            269            352             100
   Net interest income after
          provision for credit losses             2,921           3,488          2,763          2,333           2,332
   Noninterest income                               503             421            399            371             328
   Noninterest expense                            3,867           3,007          2,775          2,573           2,090
   Provision for income taxes                      (167)            338            137             46             (94)
   Net income (loss)                               (276)            564            250             85             664

Balance Sheet Data:
   Total assets                                $ 88,059         $84,051        $69,098        $66,416        $ 61,498
   Earning assets                                79,516          76,470         61,599         59,901          56,708
   Investment securities                          6,675           5,982          9,283          9,499          10,318
   Loans held for investment                     67,750          53,009         49,691         46,463          41,841
   Allowance for credit losses                      401             461            431            354             373
   Loans held for sale                            1,963           8,291            847          4,561           1,559
   Deposit accounts                              79,091          76,703         62,601         58,646          53,803
   Stockholders' equity                           8,367           6,447          5,822          5,427           5,371

                                       5



                                                            At or For the Year Ended December 31,
                                                            -------------------------------------
                                                1999             1998           1997           1996          1995
                                                ----             ----           ----           ----          ----
                                                       (Dollars in thousands except per share data)

Share Data:
   Basic earnings per share                  $    (0.29)     $     0.59      $     0.26     $     0.09     $     0.71
   Book value per share (period end)                6.40           6.77            6.11           5.77           5.71
   Weighted average shares outstanding               953            952             948            940            940

Performance Ratios:
Return on average assets                          -0.33%           0.72%          0.37%          0.14%          1.13%
Return on average equity                          -4.09%           9.13%          4.46%          1.55%         13.79%
Interest-rate spread during period                 4.10%           4.20%          4.17%          4.19%          4.08%
Net interest margin                                4.70%           4.92%          4.88%          4.54%          4.41%
Efficiency                                        94.34%          76.53%         80.88%         84.20%         75.72%

Asset Quality Ratios:
Allowance for credit losses to period
   end loans held for investment                   0.59%           0.87%          0.87%          0.76%          0.89%
Net charge-offs to average loans
   held for investment                             1.26%         (0.01)%          0.40%          0.84%          0.07%
Nonperforming assets to period
   end loans held for investment
   and foreclosed property                         0.68%           1.67%          3.02%          3.08%          1.68%
Nonperforming assets to period
   end total assets                                0.52%           1.06%          2.19%          2.17%          1.15%

Capital and Liquidity Ratios (Citrus Bank)
Average equity to average assets                   8.12%           7.92%          8.28%          8.96%          8.17%
Leverage (4% minimum required)                     9.34%           7.33%          7.93%          8.07%          8.49%
Risk-based capital:
     Tier I                                       11.34%           9.94%         10.82%         10.82%         11.88%
     Total                                        11.91%          10.71%         11.68%         11.56%         12.76%


Overview

Citrus is a bank holding company which owns 100% of the common stock of Citrus Bank. Citrus was incorporated under the laws of the State of Florida on May 19, 1989 to enhance Citrus Bank's ability to serve its future customers' requirements for financial services.

Citrus Bank began its business operations on April 13, 1990 in a permanent facility located at the corner of Indian River Boulevard and 17th Street, Vero Beach, Florida. The facility is a three-story office condominium, the first floor of which is owned by Citrus Bank. Citrus Bank also leases portions of the second floor at this location for loan administration and operations. Citrus Bank operates a branch office at 1020 U.S. 1, Sebastian, Florida, which began operations in February 1993 and another branch office located at 1020 Buttonwood Street, Barefoot Bay, Florida, which began operations in September 1996. In addition, Citrus Bank operates two loan production offices. One of these offices is located in International Corporate Park, 10165 NW 19th Street, Miami, Florida and the other at 3900 U.S. 27 North, Sebring, Florida.


We have grown over the last two years:

                                                       December 31,
                                                       ------------
                                                  1999             1997
                                                  ----             ----
                                                 (dollars in thousands)

     Assets                                     $ 88,059         $ 69,098
     Loans held for investment                    67,750           49,260
     Loans held for sale                           1,963              847
     Deposits                                     79,091           62,601
     Stockholders' equity                          8,367            5,822

The following discussion should be read in conjunction with the preceding "Selected Consolidated Financial Data" and Citrus' financial statements and the financial statement notes and the other financial data included elsewhere in this report.

Results of Operations

Net Income: Citrus experienced a net loss for the period ended December 31, 1999, of $276,000 or $.29 per share. While net interest income increased $85,000 from last year, it was not adequate to fund $675,000 in loan loss provisions required during the year. Credit weaknesses discovered in late 1999 required this large provision for loan losses. These charges reduced net interest income after provision for loan losses to $2,921,000, down $567,000 from $3,488,000 in 1998. Increases in other income of $82,000 or 19% gave limited support. Other expenses increased from $3,007,000 in 1998 to $3,867,000 in 1999 or $860,000.
The largest part of the increased expense reflects the costs associated with the Company's terminated stock offering of $337,000 and organizational expenses of $79,000 for the Sebring acquisition. Salaries and benefits for the loan production offices in Sebring and Miami accounted for $266,000 in increased salary expenses. Bank premises and fixed asset expenses increased $143,000 primarily from occupancy expenses of the loan production offices of $53,000 and increased depreciation expenses of $63,000.

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

Net interest income was $2.9 million for the year ended December 31, 1999, as compared to $3.5 million for the year ended December 31, 1998. The reduction of $567,000 or 16.3% reflects the increase in the provision for loan losses of $675,000. The net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 4.1% and was comparable to a spread of 4.2% for 1998. The net interest margin, net interest income divided by average interest-earning assets, was 4.7% for 1999 compared to 4.9% for 1998. The yield on average earning assets was 8.6% for 1999 compared to 9% for 1998 while at the same time the cost of interest-bearing liabilities was 4.5% compared to 4.8% for 1998. The net difference of these changes accounted for the small reduction in the net interest margin for the year. The reduction on the yield on earning assets was reflective of the reduction in loans held for sale during the year that averaged $4 million. While the reduction in these loans was replaced by loans held for investment that grew $9 million during the period, the yield on loans held for sale was slightly greater at 9.7% for the year compared to the loans held for investment at 9.1%. The reduction in the cost of interest-bearing liabilities reflected the growth of less costly deposits. Average NOW, money market, and savings deposits were up $2.5 million while more costly time deposits increased only $.8 million. In addition, the cost of time deposits was reduced from 5.5% to 5.2%.

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

Average Balances, Income and Expenses, and Rates dollars in thousands and yields rounded)

                                                                           Years Ended December 31,
                                                                           ------------------------
                                                                   1999                              1998
                                                           ----------------------            -----------------------
                                                                  Interest      Average             Interest      Average
                                                      Average       and          Yield/    Average      and        Yield/
                                                      Balance     Dividends       Rate     Balance    Dividends      Rate
                                                      -------------------------------------------------------------------

Earning assets:
     Interest-earning deposits                         $    26    $      1         3.8%    $    42    $    2        4.8%
     Taxable securities                                  6,404         351         5.5%      7,990       430        5.4%
     Federal funds sold                                  5,449         271         5.0%      4,600       245        5.3%
     Loans held for sale                                 5,557         537         9.7%      9,546       879        9.2%
     Loans held for investment, net                     58,549       5,340         9.1%     49,223     4,896        9.9%
                                                        ------      ------                  ------     -----
         Total earning assets                           75,985       6,500         8.6%     71,401     6,452        9.0%
                                                                    ------                             -----
Non-earning assets                                       7,048                               6,568
                                                        ------                              ------
         Total assets                                  $83,033                             $77,969
                                                       =======                             =======

Interest-bearing liabilities:
     NOW and money market deposits                     $ 7,685         168         2.2%    $ 7,237       141        1.9%
     Savings                                             9,456         306         3.2%      7,441       248        3.3%
     Time deposits                                      45,932       2,379         5.2%     45,120     2,496        5.5%
     Other borrowings                                      947          51         5.4%      1,017        56        5.5%
                                                        ------     -------                  ------     -----
         Total interest-bearing liabilities             64,020       2,904         4.5%     60,815     2,941        4.8%
                                                                   -------                             -----

Noninterest-bearing liabilities                         12,270                              10,978
Stockholders' equity                                     6,743                               6,176
                                                        ------                              ------
         Total liabilities and stockholders' equity    $83,033                             $77,969
                                                       =======                             =======

Net interest income before provision
  for credit losses                                               $  3,596                           $ 3,511
                                                                  ========                            ======

Interest-rate spread                                                               4.1%                             4.2%
                                                                                   ====                             ====

Net interest margin                                                                4.7%                             4.9%
                                                                                   ====                             ====
Ratio of average earning assets to
   average interest-bearing liabilities                 118.7%                              117.4%
                                                        ======                              ======




Analysis of Changes in Net Interest Income: The following tables present the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect in both volume and rate, which cannot be separately identified, has been allocated proportionately to the change due to volume and due to rate.

                                                                 For the Year Ended December 31, 1999
                                                                 vs. the Year Ended December 31, 1998
                                                                    Increase (Decrease) Due to:

                                                                                     Volume/
                                                        Volume       Rate             Rate           Total
                                                        --------------------------------------------------
                                                                          (dollars in thousands)
Earning assets:
   Interest-earning deposits                            $  (1)      $  --           $  --          $  (1)
   Taxable securities                                     (86)          8              (1)           (79)
   Federal funds sold                                       45         (14)            (5)             26
   Loans held for sale                                   (367)           48           (23)          (342)
   Loans held for investment, net                          923        (394)           (85)            444
                                                         -----        -----          -----          -----

         Total earning assets                              514        (352)          (114)             48
                                                         -----        -----          -----          -----

Interest-bearing liabilities:
   NOW and money market deposits                             9           22            (4)             27
   Savings                                                  66          (7)            (1)             58
   Time deposits                                            45        (135)           (27)          (117)
   Other borrowings                                        (4)          (1)           --              (5)
                                                         -----        -----          -----          -----

         Total interest-bearing liabilities                116        (121)           (32)           (37)
                                                         -----        -----          -----          -----

         Net interest income before                     $  398      $ (231)         $ (82)         $  85
                                                         =====        =====          =====          =====
            provision for credit losses


                                                                 For the Year Ended December 31, 1998
                                                                 vs. the Year Ended December 31, 1997
                                                                    Increase (Decrease) Due to:

                                                                                    Volume/
                                                  Volume            Rate             Rate        Total
                                                  ----------------------------------------------------
                                                                     (dollars in thousands)
Earning assets:
   Interest-earning deposits                       $  (1)           $  (1)          $   1       $   (1)
   Taxable securities                                (89)             (30)              5         (114)
   Federal funds sold                                 106             --              (1)          105
   Loans held for sale                                827             (17)           (90)          720
   Loans held for investment, net                      77              149              2          228
                                                    -----            -----           ----        -----

         Total earning assets                         920              101           (83)          938
                                                    -----            -----           ----        -----

Interest-bearing liabilities:
   NOW and money market deposits                      (7)              (4)            --          (11)
   Savings                                             97                3              1          101
   Time deposits                                      286               75             10          371
   Other borrowings                                  --                (2)            --           (2)
                                                    -----            -----           ----        -----

         Total interest-bearing liabilities           376               72             11          459
                                                    -----            -----            ----       -----

         Net interest income before                $  544           $   29          $ (94)       $ 479
                                                    =====            =====            ====       =====
            provision for credit losses


Interest Sensitivity: Citrus monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. A monitoring technique employed by Citrus is the measurement of Citrus' interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities whose interest rates may be repriced within a given period of time. Citrus also performs asset/liability modeling to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. Citrus can manage interest rate sensitivity by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. Citrus evaluates interest sensitivity risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing and off-balance sheet commitments in order to decrease interest rate sensitivity risk. The table on the following page illustrates Citrus' interest rate sensitivity at December 31, 1999, as well as the cumulative gap position at December 31, 1999 and 1998 (dollars in thousands).


                                                                            December 31, 1999
                                                                            -----------------
                                                                   More Than
                                                                     Three        More Than
                                                     Three           Months       One Year
                                                     Months          to One        to Five        Over Five
                                                     Or Less           Year          Years           Years         Total
                                                     -------------------------------------------------------------------
Assets
     Earning assets
         Interest-earning deposits                   $     32        $   --          $  --         $  --         $    32
         Federal funds sold                             3,550            --             --            --           3,550
         Securities(1)                                   --               327          3,490         2,858         6,675
         Loans held for sale                            1,963            --             --            --           1,963
         Loans held for investment(2)                  16,061           8,353         34,721         8,161        67,296
                                                     --------        --------        -------       -------       -------

              Total earning assets                     21,606           8,680         38,211        11,019        79,516
                                                     --------        --------        -------       -------       -------
Liabilities
     Interest-bearing deposits
         NOW and money market deposits(1)               8,926            --             --            --           8,926
         Savings deposits (1)                           9,105            --             --            --           9,105
         Certificates of deposit                       16,573          27,127          4,130         1,138        48,968
                                                     --------        --------        -------       -------       -------
              Total interest-bearing deposits          34,604          27,127          4,130         1,138        66,999

     Other borrowings                                    --                70            167          --             237
                                                     --------        --------        -------       -------       -------

              Total interest-bearing
                 liabilities                           34,604          27,197          4,297         1,138        67,236
                                                     --------        --------        -------       -------       -------

Interest-sensitive gap per period                    $(12,998)       $(18,517)       $33,914       $ 9,881       $12,280
                                                     =========        ========       =======       =======       =======

Cumulative gap at December 31, 1999                  $(12,998)       $(31,515)       $ 2,399       $12,280
                                                     =========        ========       =======       =======

Ratio of cumulative gap to total earning
     assets at December 31, 1999                       (16.3)%         (39.6)%         3.0%         15.4%
                                                     =========         =======       =======       =======
Ratio of cumulative gap to total assets
     at December 31, 1999                              (14.8)%         (35.8)%         2.7%         13.9%
                                                     =========         =======       =======       =======

Cumulative gap at December 31, 1998                  $   1,640        $(19,938)       $ 6,079      $12,943
                                                     =========        ========       =======       =======
Ratio of cumulative gap to total earning
     assets at December 31, 1998                          2.1%          (26.1)%         7.9%        16.9%
                                                      =========         =======       =======      =======
Ratio of cumulative gap to total assets
     at December 31, 1998                                 2.0%          (23.7)%         7.2%        15.4%
                                                      =========         =======       =======      =======

(1) For purposes of this illustration, investments were scheduled through their contractual maturity dates. Excludes noninterest-bearing deposit accounts. Money market, NOW and savings deposits were regarded as maturing immediately. All other time deposits were scheduled through the maturity dates.
(2) In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities. Non-accrual loans of $456,000 were excluded from above.

Citrus generally would benefit from increasing market rates of interest when it has an asset-sensitive gap and would generally benefit from decreasing market rates of interest when it is liability sensitive. Citrus currently is liability sensitive through the one year time frame. This negative sensitivity gap of $31.5 million results principally from the reduction of loans held for sale and federal funds sold in favor of loans held for investment with longer periods to rate adjustments and the increase in shorter term deposits such as: NOW, money market and savings. Management anticipates that as the mix of fixed-rate to variable-rate loans stabilizes over the next few months in favor of variable-rate loans, this negative gap will decline to be more consistent with historical levels. However, this illustration of Citrus' gap analysis is not a precise indicator of its interest sensitivity position.

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

At December 31, 1999, Citrus had loan relationships totaling $656,000 that were classified as substandard or doubtful. At December 31, 1999, Citrus had no loss assets to be charged-off.

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

At December 31, 1999, the allowance for credit losses amounted to $401,000, or 0.59%, of outstanding loans held for investment. The allowance for credit losses for loans held for investment amounted to $461,000 at December 31, 1998, or 0.87%, of loans held for investment. Citrus' provision for credit losses was $675,000 for the year ended December 31, 1999, and $23,000 for the year ended December 31, 1998. The provisions were made based on management's identification of specific loans with credit weaknesses and an assessment of general credit loss risk and asset quality of the remaining loan portfolio.

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

A potential problem loan is one which is still performing but one which management has serious doubts about the borrower's future performance under the terms of the loan contract. Because these loans are current as to principal and interest, they are not included in nonperforming assets categories. The level of potential problem loans is one factor used in the determination of the adequacy of the allowance for credit losses.

The following table sets forth the information with respect to activity in Citrus' allowance for credit losses for loans held for investment during the periods indicated (dollars in thousands):

                                                                           At December 31,
                                                                           ---------------
                                                                       1999             1998
                                                                        ----             ----
     Allowance at beginning of period                                $    461           $  431
                                                                     --------           ------

         Charge-offs:
              Real estate loans                                             -                -
              Installment loans                                           153               35
              Credit cards and related plans                               28               10
              Commercial and all other loans                              587                -
                                                                    ---------       ----------
         Total charge-offs                                                768               45
                                                                    ---------         --------

         Recoveries:
              Real estate loans                                             -               43
              Installment loans                                             -                8
              Credit cards and related plans                                1                -
              Commercial and all other loans                               32                1
                                                                   ----------        ---------
         Total recoveries                                                  33               52
                                                                   ----------         --------

         Provision for credit losses charged
            to operations                                                 675               23
                                                                    ---------         --------

     Allowance at end of period                                      $    401           $  461
                                                                     ========           ======

         Ratio of net charge-offs during the period to
            average loans outstanding during the period                 1.15%             0.0%
                                                                        =====             ====


The following table sets forth certain information on nonaccrual loans and real estate owned, the ratio of nonaccrual loans and real estate owned to total assets as of the dates indicated and certain other related information (dollars in thousands):

                                                                                 At December 31,
                                                                                 ---------------
                                                                              1999            1998
                                                                              ----            ----
Nonaccrual loans held for investment:
     Real estate loans                                                       $    88       $        -
     Installment loans                                                           201                2
     Credit cards and related plans                                                -                -
     Commercial and all other loans                                              167              139
                                                                                ----             ----
Total nonaccrual loans held for investment                                       456              141
                                                                                ----             ----

Accruing loans held for investment over 90 days delinquent:
     Real estate loans                                                             -              228
     Installment loans                                                             -               23
     Credit cards and related plans                                                2                -
     Commercial and all other loans                                                -              108
                                                                                ----             ----
Total accrual loans held for investment
   over 90 days delinquent                                                         2              359
                                                                                ----             ----

Troubled debt restructurings not included above                                    -                -
                                                                                ----             ----

Total nonperforming loans held for investment                                    458              500
                                                                                ----             ----

Other real estate owned:
     Real estate acquired by foreclosure or deed in lieu
         of foreclosure                                                            -              390
                                                                                ----             ----
     Total nonperforming loans held for investment and
          other real estate owned                                             $  458          $   890
                                                                                ====             ====

     Total nonperforming loans held for investment
         as a percentage of total loans held for investment                     0.7%             0.9%
                                                                                ====             ====
     Total nonperforming loans held for investment
         as a percentage of total assets                                        0.5%             0.6%
                                                                                ====             ====
     Total nonperforming loans held for investment
         and other real estate owned as a percentage
            of total assets                                                     0.5%             1.1%
                                                                                ====             ====

Troubled debt restructurings and modified loans held for investment:
     Current                                                                  $1,585          $   685
     Past due over 30 days and less than 90 days                                  60              140
     Past due over 90 days and included above                                     88              228
                                                                                ----             ----

                                                                              $1,733           $1,053
                                                                              ======           ======

Loans on which interest was not being accrued totaled $456,000 at December 31, 1999, and $141,000 at December 31, 1998. Had interest been accrued on these nonaccrual loans at originally contracted rates, interest income, before income taxes, would have been increased by approximately $30,000 at December 31, 1999, and $26,000 at December 31, 1998.

Of those $456,000 in nonaccrual loans held for investment on December 31, 1999, all were classified by management as impaired. These impaired loans were, however, considered by management to have a reasonable likelihood of being collected in full.

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

The following table sets forth the recorded investment in impaired loans and the related valuation allowance for each loan category as of December 31, 1998 and 1999. No loans held for sale were classified as impaired.


                                               December 31, 1999              December 31, 1998
                                           -------------------------     ---------------------------
                                           Total           Amount of        Total         Amount of
                                         Impaired          Valuation      Impaired        Valuation
                                          Loans            Allowance       Loans          Allowance

         Commercial real estate         $      -           $     -       $      -          $     -
         Residential real estate               -                 -              -                -
         Commercial loans                    167                11             85               43
         Consumer loans                      201                 3              -                -
                                          ------           -------       --------         --------

         Total impaired loans held
              for investment              $  368             $  14         $   85           $   43
                                          ======             =====         ======           ======

All of the impaired loans at December 31, 1999 were measured using management's current estimate of fair value of the collateral. The average loans held for investment classified as impaired totaled $324,000 in 1999 and $265,000 in 1998. No material amounts of interest were recorded in 1999 or 1998 for impaired loans.

The following table presents information regarding Citrus' total allowance for credit losses on loans held for investment as well as the allocation of specific amounts to the various categories of loans (dollars in thousands):

                                                                      At December 31,
                                                                      ---------------
                                                              1999                     1998
                                                     -----------------------------------------------
                                                                   Loans                      Loans
                                                                    to                         to
                                                                   Total                      Total
                                                     Amount        Loans       Amount         Loans
     Loans held for investment:
           Commercial real estate loans               $   49          12%        $ 101          33%
           Residential real estate loans                  36           9%           31          35%
           Commercial loans                              277          69%          257          24%
           Consumer loans                                 39          10%           72           8%
                                                     -------        -----      -------       ------

           Total allowance for credit losses           $ 401         100%        $ 461         100%
                                                       =====         ====        =====         ====

           Allowance for credit losses as a
              percentage of the total loans
              held for investment outstanding                       0.59%                     0.87%
                                                                    =====                     =====


Noninterest Income and Expense:

Noninterest Income: Citrus' primary source of noninterest income is service charges on deposit accounts. Other sources of noninterest income include bankcard fees, commissions on check sales, safe deposit box rent, wire transfer and official check fees.

Total noninterest income increased by $82,000 during 1999 as compared to the same period in 1998, reflecting the overall growth in deposit accounts with transaction fees. Fees and service charges were $422,000 for 1999 as compared to $350,000 for 1998, an increase of $72,000.

Noninterest Expense: Total noninterest expense increased by $860,000 during 1999 as compared to the same period in 1998 as a result of several changes. This increase includes a $326,000 increase in salary and benefits expense with $266,000 of the increase used for staffing costs for the Miami and Sebring loan production offices. The remaining $60,000 or 4% increase was the result of adding additional employees and providing normal salary and benefit increases. Occupancy-related expenses increased $143,000 in 1999 as compared with the same period in 1998, principally due to higher maintenance expenses, depreciation on new computer equipment, and operating costs for the new loan production offices in Miami and Sebring. Other expenses increased $391,000 reflecting the costs of the terminated public offering of $337,000 and $79,000 in organizational expenses of the Sebring acquisition. Other recurring expenses were reduced $25,000 when compared to the same period in 1998.

The following table sets forth the primary components of other operating expenses for the periods indicated (dollars in thousands):

                                                              For the Years Ended
                                                                  December 31,
                                                                  ------------
                                                             1999             1998
                                                             ----             ----

     Advertising and public relations                     $    117           $   72
     Assessments and insurance                                  80               68
     Courier, postage, and freight                              70               88
     Data processing                                            69              158
     Directors' fees                                            56               51
     Dues, subscriptions, and memberships                       40               37
     Meetings and travel                                        43               42
     Organizational expenses                                    79                -
     Professional fees                                         118              133
     Stationery, printing, and supplies                         82               73
     Telephone                                                  47               50
     Terminated public offering                                337                -
     Other miscellaneous expenses                              250              225
                                                         ---------           ------

                                                           $ 1,388            $ 997
                                                           =======            =====

Income Tax Expense: The income tax provision was a $167,000 credit for the year ended December 31, 1999, an effective rate of 37.7%. The income tax provision for the year ended December 31, 1998 was $338,000, an effective rate of 37.5%.

Analysis of Financial Condition

Earning Assets

Loans: Loans typically provide higher yields than the other types of earning assets. Thus one of Citrus' goals is for loans to be the largest category of Citrus' earning assets. At December 31, 1999 and 1998, loans (including loans held for sale and investment) accounted for 87% of earning assets. Management recognizes that the inherent credit and liquidity risks associated with increases in its loan portfolio must be considered so as to avoid sacrificing asset quality to achieve its asset mix goals. Loans held for investment averaged $58.5 million during 1999, as compared to $49.2 million in 1998. Loans held for sale have averaged $5.6 million during 1999, as compared with $9.5 million in 1998. The growth in average loans held for investment reflects management's emphasis on expanding Citrus' loans held for investment and a favorable market for commercial and commercial real estate loans during 1999. See discussion at "Origination, Purchase, Sale and Repayment of Loans."

The following table shows the composition of Citrus' loan portfolio by category (dollars in thousands):

Composition of Loan Portfolio:
                                                            At December 31,
                                                            ---------------
                                                     1999                     1998
                                                     ----                     ----
                                                        Percent of                Percent of
                                             Amount        Total       Amount        Total
Loans held for investment:
     Commercial real estate                  $26,326          39%      $17,556          33%
     Residential real estate                  23,160          34%       18,358          35%
     Commercial loans                         13,881          21%       12,868          24%
     Consumer loans                            4,385           6%        4,347           8%
                                           ---------       ------    ---------       ------
                                              67,752         100%       53,129         100%
                                                             ====                      ====
Deferred fees, net                               (2)                      (120)
Allowance for credit losses                    (401)                      (461)
                                           ---------                 ---------
     Loans held for investment, net          $67,349                   $52,548
                                             =======                   =======

Loans held for sale:
     Residential real estate                $  1,963                  $  8,291
                                            ========                  ========

In the context of this discussion, a "real estate" loan is defined as any loan other than loans for construction purposes secured by real estate, regardless of the purpose of the loan. Citrus follows the common practice of financial institutions in Citrus' market area of obtaining a security interest in real estate whenever possible in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, Citrus limits its loan-to-value ratio or real estate loans to 80%. Citrus' largest category of loans, commercial real estate loans, totaled $26.3 million and represented 39% of the loan portfolio at December 31, 1999, compared to $17.6 million and 33% at December 31, 1998. Management attempts to maintain a conservative philosophy regarding its underwriting guidelines and believes it will reduce the risk elements of its loan portfolio through strategies that diversify the lending mix.

The following table reflects the contractual principal repayments (excluding nonaccrual loans of $456,000) by period of Citrus' loan portfolio at December 31, 1999 (dollars in thousands):

                                                 More Than
                                                   Three          More Than
                                                   Months         One Year
                                    Three          to One          to Five          Over Five
                                    Months          Year            Years            Years         Total
Loans held for investment:
     Commercial real estate        $  4,779        $ 2,378          $17,663          $ 1,506         $26,326
     Residential real estate          2,560          2,910           11,309            6,293          23,072
     Commercial loans                 7,124          2,783            3,495              312          13,714
     Consumer loans                   1,598            282            2,254               50           4,184
                                  ---------        -------          -------          -------        --------

                                    $16,061        $ 8,353          $34,721          $ 8,161         $62,296
                                    =======        =======          =======          =======         =======

Loans held for sale:
     Residential real estate       $  1,963        $   -            $   -            $   -           $ 1,963
                                   ========        =======          =======          =======         =======

Loans held for investment with maturities over one year:
     Fixed rate                                                                                      $18,735
     Variable rate                                                                                    24,147
                                                                                                     -------

     Total maturities greater than one year - loans held  for investment                             $42,882
                                                                                                     =======


Scheduled contractual principal repayments of loans do not reflect the actual life of our loans. The average life of loans historically has been substantially less than their average contractual terms due to prepayments. In addition, due-on-sale clauses on mortgage loans generally give Citrus the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property secured by the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan rates. Of the $42.9 million in loans held for investment due after December 31, 2000, 44% of these loans have fixed interest rates and 56% have adjustable interest rates. Of the fixed-rate loans maturing after December 31, 2000, approximately $13.4 million, or 72%, mature by December 31, 2004.

Origination, Purchase, Sale and Repayment of Loans: Citrus generally originates loans on real estate located in its primary market area. Residential mortgage loans originated by Citrus generally are acquired from depositors, other existing customers, advertising, mortgage brokers and referrals from real estate brokers and developers. Citrus' residential mortgage loans generally are originated to ensure compliance with documentation and underwriting standards which permit their sale to the Federal National Mortgage Association and other investors in the secondary market.

Citrus also purchases loans from real estate mortgage brokers located in Florida. These purchased loans conform to the same underwriting guidelines as those for loans originated by Citrus. Substantially all of these loans are purchased with takeout commitments from unrelated third party investors and are generally sold to these investors within 30 days of acquisition.

Citrus engages in the sale of fixed-rate loans and ARM loans to provide liquidity and funding sources for higher yielding loans. The following table sets forth total loans purchased, originated, repaid and sold during the periods indicated (dollars in thousands).

                                                                      For the Years Ended
                                                                          December 31,
                                                                          ------------
                                                                     1999             1998
                                                                     ----             ----
Originations - loans held for investment:
     Commercial real estate loans                                $    6,784        $   4,623
     Residential mortgage loans                                       6,530            6,571
     Commercial loans                                                20,139           16,156
     Consumer loans                                                   2,470            3,675
                                                                  ---------        ---------

     Total originations of loans held for investment                 35,923           31,025
Less:
     Total principal reductions                                      21,300           27,613
                                                                  ---------        ---------

     Increase in total loans held for investment                 $   14,623        $   3,412
                                                                  =========        =========

Originations and purchases - loans held for sale                 $  108,226        $ 171,223
Less: loans sold                                                    114,554          163,779
                                                                  ---------        ---------

     Increase (decrease) in total loans held for sale            $  (6,328)        $   7,444
                                                                 ==========        =========

Investment Securities: The investment securities portfolio is a significant but declining component of Citrus' total earning assets. Total securities averaged $6.4 million for 1999 and $8.0 million in 1998. This represents 8% of the average earning assets for 1999 and 11% of the average earning assets for 1998. Citrus attempts to maintain a portfolio of high quality, highly liquid investments with returns competitive with short term U.S. Treasury or agency obligations. This objective is particularly important as Citrus continues to emphasize increasing the percentage of the loan portfolio to total earning assets.

The  investment  portfolio  is  comprised  primarily  of U.S.  Treasury and U.S.
Government agency securities and mortgage-backed securities. According to Financial Accounting Standards No. 115, the investment portfolio is categorized as either "held-to-maturity," "available-for-sale" or "trading." Investments held-to-maturity represent those investments which Citrus has the positive intent and ability to hold to maturity. These investments are carried at amortized cost. Investments available-for-sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These investments are reported at fair market value with unrealized gains and losses being reported as a separate component of stockholders' equity, net of income taxes. Trading securities are held primarily for resale and are recorded at their fair values. Unrealized gains or losses on trading securities are included immediately in earnings. At December 31, 1999 and 1998, Citrus had no securities categorized as trading.

Investment Portfolio: The following table sets forth the carrying value of Citrus' investment portfolio (dollars in thousands):

                                                                             At December 31,
                                                                             ---------------
                                                                         1999             1998
                                                                         ----             ----
         Securities available-for-sale:
              U. S. Treasury and Government agency securities           $ 3,000          $ 1,618
              Mortgage-backed securities                                  2,177            2,671
              Other                                                         459              386
                                                                        --------         -------

                  Total                                                 $ 5,636          $ 4,675
                                                                        ========         =======

         Securities held-to-maturity:
              U. S. Government agency securities                        $   485          $   481
              Mortgage-backed securities                                    554              826
              Other                                                           -                -
                                                                        --------         -------

                  Total                                                 $ 1,039          $ 1,307
                                                                        ========         =======

The following table sets forth the amortized cost of Citrus' investment portfolio at the dates indicated (dollars in thousands):

                                                                            At December 31,
                                                                            ---------------
                                                                         1999             1998
                                                                         ----             ----
         Securities available-for-sale:
              U. S. Treasury and Government agency securities           $ 3,032          $ 1,600
              Mortgage-backed securities                                  2,251            2,734
              Other                                                         459              386
                                                                        --------         -------

                  Total                                                 $ 5,742          $ 4,720
                                                                        ========         =======

         Securities held-to-maturity:
              U. S. Government agency securities                        $   485          $   481
              Mortgage-backed securities                                    554              826
              Other                                                          -                -
                                                                        --------         -------

                  Total                                                 $ 1,039          $ 1,307
                                                                        ========         =======

Investment Securities Maturities: The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio as follows (dollars in thousands):

                                                After One Year     After Five Years
                             One Year or Less    to Five Years       to Ten Years    Over Ten Years         Total
                             ------------------------------------------------------------------------------------
                             Carrying Average  Carrying  Average  Carrying  Average  Carrying  Average  Carrying Average
                               Value   Yield    Value    Yield     Value    Yield     Value    Yield     Value   Yield
                               ---------------------------------------------------------------------------------------
December 31, 1999:
U. S. Government agency
     securities                $   -     0.0%   $3,485     5.9%   $    -    0.0%     $    -     0.0%    $3,485    5.9%
Mortgage-backed securities       327     6.1%        5    10.2%    1,740    5.9%        659     6.0%     2,731    6.0%
Other                              -     0.0%      -       0.0%        -    0.0%        459     7.1%       459    7.1%
                               -----            ------            ------             ------             ------

         Total                 $ 327     6.1%   $3,490     5.9%   $1,740    5.9%     $1,118     6.5%    $6,675    6.0%
                               =====            ======            ======             ======             ======

December 31, 1998:
U. S. Government
     agency securities         $   -     0.0%   $2,099     5.0%   $    -    0.0%     $    -     0.0%    $2,099    5.0%
Mortgage-backed
     securities                    -     0.0%      560     6.2%    1,970    5.9%        967     5.2%     3,497    5.7%
Other                              -     0.0%        -     0.0%        -    0.0%        386     5.4%       386    5.4%
                               -----            ------             -----             ------             ------

         Total                 $   -     0.0%   $2,659     5.3%   $1,970    5.9%     $1,353     5.2%    $5,982    5.5%
                               =====            ======            ======             ======             ======

Short-Term Investments: Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell and interest-bearing deposits, averaged $5.5 million in 1999 as compared to $4.6 million in 1998. At December 31, 1999, short-term investments totaled $3.6 million and $9.2 million at December 31, 1998. During 1999, Management has intentionally sought to decrease short-term investments while increasing lower cost deposits such as NOW, money market, savings as well as certificates of deposit. Both increasing deposits and decreasing short-term investment were used to support loan growth. The additional funds generated from recent certificate of deposit promotions will be deployed into higher earning assets during 2000. These short-term investments are a primary source of Citrus' liquidity and are generally invested on an overnight basis.

Deposits and Other Interest-Bearing Liabilities: Average interest-bearing liabilities grew $3.2 million, or 5%, to $64 million for 1999, which reflects the general growth in Citrus Bank. Average interest-bearing liabilities increased approximately $8.0 million, or 15%, to $60.8 million in 1998.

Deposits: Average interest-bearing deposits totaled $63.1 million for 1999, an increase of 5.5% over 1998. Average interest-bearing deposits increased 15%, to $59.8 million in 1998. At December 31, 1999, total deposits were $79.1 million compared to $76.7 million at December 31, 1998, an increase of 3%.

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

Citrus has emphasized commercial banking relationships in an effort to increase demand deposits as a percentage of total deposits. Citrus' courier service began operations in the fourth quarter of 1997. The courier service serves Citrus' business customers primarily in Indian River County.

Management sets the deposit interest rates weekly based on a review of deposit flows for the previous week and a survey of rates among direct competitors including other financial institutions in our markets. The table on the following page shows the distribution of, and certain other information relating to, Citrus' deposit accounts by type at the date indicated (dollars in thousands).

                                                          At December 31,
                                                          ---------------
                                                 1999                       1998
                                                 ----                       ----
                                                     Percent of                Percent of
                                          Amount        Total       Amount        Total
                                          ------        -----       ------        -----

     Demand deposits                     $12,092        15.3%      $13,393        17.4%
     NOW deposits                          4,639         5.9%        4,121         5.4%
     Money market deposits                 4,287         5.4%        3,026         3.9%
     Savings deposits                      9,105        11.5%        8,423        11.0%
                                         -------       ------      -------       ------
         Subtotal                         30,123        38.1%       28,963        37.7%
                                         -------       ------      -------       ------

     Certificates of deposit:
         3.00% - 3.99%                     1,097         1.4%          913         1.2%
         4.00% - 4.99%                    12,351        15.6%        3,490         4.6%
         5.00% - 5.99%                    32,373        40.9%       42,123        54.9%
         6.00% - 6.99%                     2,499         3.2%        1,214         1.6%
         7.00% - 7.99%                       271         0.3%            -            -
         8.00% - 8.99%                       377         0.5%            -            -
                                         -------       ------      -------       ------
         Total(1)                         48,968        61.9%       47,740        62.3%
                                         -------       ------      -------       ------

     Total deposits(2)                   $79,091       100.0%      $76,703       100.0%
                                         =======       ======      =======       ======

(1) Includes individual retirement accounts ("IRA") totaling $3,163,000 and $3,173,000 at December 31, 1999 and 1998, all of which are in the form of certificates of deposit.
(2) The deposit portfolio does not contain a concentration from any one depositor or related group of depositors.

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for Citrus' loan portfolio and other earning assets. Citrus' core deposits were $69.3 million at December 31, 1999, and $66.3 million at December 31, 1998. Management anticipates that a stable base of deposits will be Citrus' primary source of funding to meet both its short-term and long-term liquidity needs in the future.

Jumbo certificates ($100,000 and over) mature as follows (dollars in thousands):

                                                                 At December 31,
                                                                 ---------------
                                                             1999             1998
                                                             ----             ----
         Due three months or less                           $  3,775         $  2,861
         Due over three months to twelve months                5,335            7,237
         Due over twelve months to three years                   421              100
         Due over three years                                    216              179
                                                            --------         --------

                  Total                                     $  9,747         $ 10,377
                                                            ========         ========

Other time deposits under $100,000 mature as follows (dollars in thousands):

                                                                 At December 31,
                                                                 ---------------
                                                             1999             1998
                                                             ----             ----
         Due three months or less                           $12,798          $ 12,374
         Due over three months to twelve months              21,792            21,547
         Due over twelve months to three years                3,709             2,778
         Due over three years                                   922               664
                                                            -------          --------

                  Total                                     $39,221          $ 37,363
                                                            =======          ========

The following table sets forth the net deposit flows of Citrus during the periods indicated (dollars in thousands):

                                                                       At December 31,
                                                                       ---------------
                                                                    1999             1998
                                                                    ----             ----
         Net increase (decrease) before interest credited         $   (491)        $ 11,319
         Net interest credited                                       2,879            2,783
                                                                   -------          -------

                  Net deposit increase (decrease)                 $  2,388         $ 14,102
                                                                   =======          =======

Customers with large certificates of deposit tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions fund their balance sheets in part through large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as a long-term funding sources. Accordingly, Citrus does not accept brokered deposits.

Borrowings: Citrus Bank has a line of credit master agreement with the FHLB of Atlanta that enables Citrus Bank to borrow up to $10,000,000. These advances are collateralized by the Bank's FHLB stock and a blanket floating lien covering our residential (1-4 units) first mortgage loans. At December 31, 1998 and 1999, there were no advances outstanding under this line; however, average outstanding amounts totaled approximately $707,000 and $612,000 during 1999 and 1998, respectively. In addition to the line of credit arrangement, Citrus Bank had fixed-rate FHLB advances outstanding as follows (dollars in thousands):

                                                             At December 31,
                                                             ---------------
          Maturity Date         Interest Rate            1999             1998
          -------------         -------------            ----             ----
              2003                   5.76%              $ 167            $ 217

Interest expense on the line of credit and other FHLB advances amounted to approximately $48,000 for 1999 and $54,000 for 1998.

At December 31, 1999, Citrus had borrowed $70,000 from Central Illinois Bank under a revolving line of credit agreement in the amount of $500,000. This line of credit matures May 20, 2000, with interest floating at New York prime. Interest expenses on this line of credit amounted to approximately $2,000 for the year ended December 31, 1999.

Citrus' Regulatory Capital Position: Total stockholders' equity as of December 31, 1999, was $8.4 million, an increase of $1,920,000 or approximately 30% compared with stockholders' equity of $6.4 million as of December 31, 1998. This increase was attributable to the issuance of stock pursuant to the exercise of warrants issued in connection with Citrus' 1990 stock offering. During the fourth quarter of 1999, warrants for 354,871 shares were exercised, leaving a total of 114,901 warrants outstanding at December 31, 1999. The exercise, at $6.31 per share, resulted in an increase in total capital of $2,239,236. $2,000,000 of these proceeds was used by Citrus to increase the capital in Citrus Bank at December 31, 1999. The remaining warrants expire on April 13, 2000.

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

Banks are also required to maintain capital at a minimum level based on total assets which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Citrus Bank exceeded their minimum regulatory capital ratios as of December 31, 1999, as reflected in the following table.


The following table sets forth Citrus Bank's regulatory capital position at December 31, 1999 (dollars in thousands):

                                                    Actual               Minimum(1)       Well-Capitalized(2)
                                               Amount       %          Amount      %        Amount        %
                                               ------     ------     -------     -----    -------       ------
As of December 31, 1999:
     Total Capital (to Risk-Weighted Assets)   $ 8,417    11.91%     $ 5,654     8.00%    $ 7,067       10.00%
     Tier 1 Capital (to Risk-Weighted Assets)  $ 8,016    11.34%     $ 2,827     4.00%    $ 4,240        6.00%
     Tier 1 Capital (to Average Assets)        $ 8,016     9.34%     $ 3,434     4.00%    $ 4,293        5.00%

As of December 31, 1998:
     Total Capital (to Risk-Weighted Assets)   $ 6,476    10.71%     $ 4,839     8.00%    $ 6,049       10.00%
     Tier 1 Capital (to Risk-Weighted Assets)  $ 6,015     9.94%     $ 2,420     4.00%    $ 3,630        6.00%
     Tier 1 Capital (to Average Assets)        $ 6,015     7.33%     $ 3,283     4.00%    $ 4,104        5.00%

(1)  The minimum required for adequately capitalized purposes.
(2) To be "well-capitalized" under the FDIC's Prompt Corrective Action regulations.


Management of Citrus' Sources and Uses of Funds: Liquidity management involves monitoring Citrus' sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are under varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and may be controlled very precisely at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and cannot be controlled as precisely.

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

Citrus' federal funds sold position, which is typically its primary source of liquidity, averaged $5.4 million during the year ended December 31, 1999, and was $3.6 million at December 31, 1999. Citrus also maintains federal funds purchased lines with several financial institutions, in the aggregate amount of $2,250,000, although these lines averaged only $13,000 during 1999.

Management   regularly  reviews  the  liquidity   position  of  Citrus  and  has
implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. Management anticipates that current liquidity is adequate to fund its expected needs.

Future Accounting Requirements: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which addresses the accounting for derivative instruments and provides for matching the timing of gain or loss recognition on the hedging instrument. Guidance on identifying derivative instruments is provided as well as additional disclosures. SFAS 133 becomes effective for all fiscal quarters of all fiscal years beginning after September 15, 1999. Earlier application is permitted with certain exceptions. Management does not anticipate that adoption of SFAS 133 will have a material impact on the financial condition or results of operations of Citrus.

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

Contingencies and Uncertainties - Year 2000 Compliance Matters

During the periods leading up to January 1, 2000, Citrus addressed the potential problems associated with the possibility that the computers that control or operate Citrus' information technology system and infrastructure may not have been programmed to read four-digit date codes and, upon arrival of the year 2000, may have recognized the two-digit code "00" as the year 1900, causing systems to fail to function or generate erroneous data.

Citrus expended approximately $55,000 through the periods ended December 31, 1999, in connection with its Year 2000 compliance program. Citrus experienced no significant problems related to its information technology systems upon arrival of the Year 2000, nor was there any reported interruption in service to its customers of any kind.

Citrus could incur losses if Year 2000 issues adversely affect its depositors or borrowers. Such problems could include delayed loan payments due to Year 2000 problems affecting any significant borrowers or impairing the payroll systems of large employers in Citrus' primary market areas. Because Citrus' loan portfolio is highly diversified with regard to individual borrowers and types of businesses, Citrus does not expect, and to date has not realized, any significant or prolonged difficulties that will affect net earnings or cash flow.

Independent Auditors' Report


To the Board of Directors and Stockholders
Citrus Financial Services, Inc. and Subsidiary
Vero Beach, Florida


We have audited the consolidated balance sheets of Citrus Financial Services, Inc. and Subsidiary ("Citrus") as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in stockholders' equity for each of the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of Citrus' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrus as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


STEVENS, SPARKS & COMPANY, P.A.

Jacksonville, Florida
January 21, 2000

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                              December 31,
                                                                          1999           1998
                                                                        --------       --------
                                                               (Dollars in Thousands, Except Per Share Data)
                                     ASSETS
Cash and cash equivalents:
     Cash and due from banks                                            $     4,040      $     3,940
     Federal funds sold                                                       3,550            9,200
                                                                        -----------      -----------
         Total cash and cash equivalents                                      7,590           13,140

Interest-bearing deposits in other banks                                         32                9
Securities available-for-sale                                                 5,636            4,675
Securities held-to-maturity (market value of
    $953 for 1999 and $1,273 for 1998)                                        1,039            1,307
Loans held for investment less allowance for credit losses                   67,349           52,548
Loans held for sale                                                           1,963            8,291
Facilities                                                                    2,802            2,884
Other real estate owned                                                           -              390
Accrued interest receivable                                                     441              343
Deferred income taxes                                                           348              233
Other assets                                                                    859              231
                                                                        -----------      -----------
         Total assets                                                   $    88,059      $    84,051
                                                                        ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand deposits                                $    12,092      $    13,393
     Demand deposits                                                          4,639            4,121
     Money market accounts                                                    4,287            3,026
     Savings accounts                                                         9,105            8,423
     Time, $100,000 and over                                                  9,747           10,377
     Other time deposits                                                     39,221           37,363
                                                                        -----------      -----------
         Total deposits                                                      79,091           76,703
                                                                        -----------      -----------

Other borrowings                                                                237              217
Accrued interest payable on deposits                                            271              297
Accounts payable and accrued liabilities                                         93              387
                                                                        -----------      -----------
         Total liabilities                                                   79,692           77,604
                                                                        -----------      -----------

Commitments and contingencies                                                     -                -
                                                                        -----------      -----------

                              STOCKHOLDERS' EQUITY

Preferred stock, $5.00 par value, authorized and
    unissued 1,000,000 shares in 1999 and 1998                                    -                -
Common stock, $3.15 par value, authorized 10,000,000 shares,
    issued 1,307,167 shares in 1999 and 952,296 shares in 1998                4,125            3,007
Additional paid-in capital                                                    4,271            3,149
Retained earnings                                                                47              324
Accumulated other comprehensive income
     Net unrealized holding losses on securities                               (76)              (33)
                                                                        -----------      -----------
         Total stockholders' equity                                           8,367            6,447
                                                                        -----------      -----------

         Total liabilities and stockholders' equity                     $    88,059      $    84,051
                                                                        ===========      ===========

Book value per common share                                             $      6.40      $      6.77
                                                                        ===========      ===========
Common shares outstanding, adjusted for stock split                       1,307,167          952,296
                                                                        ===========      ===========

          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                          December 31,
                                                                                          ------------
                                                                                     1999              1998
                                                                                  ----------        ----------
                                                                      (Dollars in Thousands, Except Per Share Data)
INTEREST INCOME
     Interest and fees on loans held for investment                                 $   5,340        $   4,896
     Interest and fees on loans held for sale                                             537              879
     Interest and dividend income from investment securities
         and interest-bearing deposits in other banks                                     352              432
     Federal funds sold                                                                   271              245
                                                                                    ---------        ---------
         Total interest income                                                          6,500            6,452
                                                                                    ---------        ---------

INTEREST EXPENSE
     Interest on deposits                                                               2,853            2,885
     Other                                                                                 51               56
                                                                                    ---------        ---------
         Total interest expense                                                         2,904            2,941
                                                                                    ---------        ---------

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES                                  3,596            3,511

PROVISION FOR CREDIT LOSSES                                                               675               23
                                                                                    ---------        ---------

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                                   2,921            3,488
                                                                                    ---------        ---------

OTHER INCOME
     Service charges on deposit accounts                                                  422              350
     Other fees for customer service and other income                                      81               71
                                                                                    ---------        ---------
         Total other income                                                               503              421
                                                                                    ---------        ---------

OTHER EXPENSES
     Salaries and employee benefits                                                     1,792            1,466
     Expenses of bank premises and fixed assets                                           687              544
     Other operating expenses                                                           1,388              997
                                                                                    ---------        ---------
         Total other expenses                                                           3,867            3,007
                                                                                    ---------        ---------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                         (443)              902

PROVISION FOR INCOME TAXES                                                              (167)              338
                                                                                    ---------        ---------

NET INCOME (LOSS)                                                                       (276)              564
                                                                                    ---------        ---------

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
     Unrealized holding gains (losses) on securities arising during period               (43)               65
     Less: reclassification adjustment for gains included in
         net income for the period                                                          -               (3)
                                                                                    ---------        ---------
         Total other comprehensive income, net of income taxes                           (43)               62
                                                                                    ---------        ---------

COMPREHENSIVE INCOME (LOSS)                                                         $   (319)        $     626
                                                                                    =========        =========

EARNINGS PER SHARE
     Basic earnings per share                                                       $  (0.29)        $    0.59
                                                                                    =========        =========
     Diluted earnings per share                                                     $  (0.27)        $    0.48
                                                                                    =========        =========


          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         December 31,
                                                                                         ------------
                                                                                    1999              1998
                                                                                 ----------        ----------
                                                                                    (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                            $     (276)      $        564
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
         Provision for credit losses                                                      675                23
         Depreciation and amortization of facilities                                      342               279
         Net premium amortization and discount accretion                                   17                20
         Gain on sale of securities                                                         -               (3)
         Loss on sale of other real estate owned                                           27                 -
         Deferred income taxes                                                          (100)             (200)
         Cash paid for purchases of loans held for sale                             (108,226)         (171,223)
         Cash received for loans held for sale                                        114,554           163,779
         (Increase) decrease in assets:
              Accrued interest receivable and other assets                              (726)              (66)
         Increase (decrease) in liabilities:
              Accounts payable and accrued liabilities                                  (320)               442
                                                                                  -----------      ------------
                  Net cash provided (used) by operating activities                      5,967           (6,385)
                                                                                  -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available-for-sale:
         Purchases                                                                    (3,043)           (1,605)
         Proceeds from maturities                                                       2,010             2,176
         Proceeds from sales                                                                -               604
     Securities held-to-maturity:
         Purchases                                                                       (73)                 -
         Proceeds from maturities                                                         338             2,173
     Increase (decrease) in interest-bearing deposits in other banks                     (23)                52
     Increase in loans held for investment                                           (15,476)           (3,311)
     Proceeds from the sale of other real estate                                          363                 -
     Purchases of facilities, net                                                       (260)             (692)
                                                                                  -----------      ------------
                  Net cash used in investing activities                              (16,164)             (603)
                                                                                   ---------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (decrease) in deposits:
         Noninterest-bearing                                                          (1,301)            2,670
         Interest-bearing                                                               3,689           11,432
     Proceeds from other borrowings                                                        70                -
     Repayments of FHLB advances                                                         (50)             (216)
     Proceeds from stock warrants exercised                                             2,239                -
                                                                                  -----------      ------------
                  Net cash provided by financing activities                             4,647           13,886
                                                                                  -----------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (5,550)            6,898

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         13,140            6,242
                                                                                  -----------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $     7,590      $    13,140
                                                                                  ===========      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash received during the year for interest and dividends                     $     6,402      $     6,401
                                                                                  ===========      ============
     Cash paid during the year for interest                                       $     2,930      $     2,839
                                                                                  ===========      ============
     Cash paid during the year for income taxes                                   $       514      $       131
                                                                                  ===========      ============

          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1999 and 1998


                                                                                                 Net
                                                Common Stock                                  Unrealized
                                                ------------                       Retained     Holding
                                                    Par               Additional   Earnings      Gains        Total
                                                   Value                Paid-in  (Accumulated  Losses) on  Stockholders'
                                        Shares   (Rounded)    Amount    Capital    Deficit)    Securities    Equity
                                        ------   ---------    ------    -------    --------    ----------    ------
                                                    (Dollars in Thousands, Except Par Value Per Share)

Balance, December 31, 1997             865,829    $  3.47    $ 3,007    $ 3,149    $  (239)   $   (95)     $ 5,822

Stock issued for stock split and par
     value reduction (rounded)          86,467      (0.32)         -          -         (1)         -           (1)
Comprehensive income:
     Net income                              -          -          -          -        564          -
     Net change in unrealized holding
         gains on securities                 -          -          -          -          -         62

       Total comprehensive income            -          -          -          -          -          -          626
                                       -------    -------    -------    -------   --------    -------      -------

Balance, December 31, 1998             952,296       3.15      3,007      3,149        324        (33)       6,447

Stock warrants exercised               354,871          -      1,118      1,122         (1)         -        2,239
Comprehensive income:
     Net income                              -          -          -          -       (276)         -
     Net change in unrealized holding
         gains on securities                 -          -          -          -          -        (43)

       Total comprehensive income            -          -          -          -          -          -         (319)
                                     ---------    -------    -------    -------   --------    -------      -------

Balance, December 31, 1999           1,307,167    $  3.15    $ 4,125    $ 4,271   $     47    $   (76)     $ 8,367
                                     =========    =======    =======    =======   ========    =======      =======





















          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

General:
The consolidated financial statements include the accounts and transactions of Citrus Financial Services, Inc. ("Citrus") and its wholly-owned subsidiary, Citrus Bank, National Association ("Citrus Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation. For financial statement presentation, Citrus Mortgage Corp., a wholly-owned inactive company, has been excluded from the consolidation. The accounting and reporting policies of Citrus and Citrus Bank conform with generally accepted accounting principles and with general practices within the banking industry.

Citrus Bank provides a wide range of banking services to individual and corporate customers primarily in Indian River County, Florida.

Citrus and Citrus Bank are subject to regulations issued by certain regulatory agencies and undergo periodic examinations by those agencies.

Use of Estimates:
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, the fair value of financial instruments, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans ("Other Real Estate Owned"). In connection with the determination of the allowances for credit losses and foreclosed real estate, management obtains independent appraisals for significant properties.

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

Cash and Due From Banks:
Citrus Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 1999 and 1998, was approximately $188,000 and $279,000, respectively.

Investments:
Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"), sets the standard for classification of and accounting for investments in equity securities that have readily determinable fair values, and all investments in debt securities that are to be classified as held-to-maturity securities, available-for-sale securities, or trading securities.

Debt securities that an enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

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

Loans Held for Investment:
Loans held for investment are stated at unpaid principal balances, less the allowance for credit losses and net deferred loan fees and unearned discounts. Unearned discounts on installment loans are recognized as income over the term of the loans using a method that approximates the interest method.

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

Citrus has adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS No. 114"), which sets the standard for recognition of loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings.

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

Loans Held for Sale:
Citrus Bank originates and purchases residential mortgage loans for sale to the Federal National Mortgage Association ("FNMA") and other investors in the secondary market. Substantially all such loans are purchased through a program that provides table funding for mortgage loans originated by third party mortgage brokers that are held for securitization or sale to an end investor in exchange for Citrus Bank's purchase of an undivided 100% interim interest on a loan-by-loan basis.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Under this program, the originating broker closes a mortgage loan that has been pre-approved by Citrus Bank as conforming with Citrus Bank's pre-determined lending guidelines and secondary market conditions, assigns the mortgage loan and the purchase and rate-lock commitments to Citrus Bank, and receives up to 98% of the mortgage note amount. Citrus Bank is not shown on the closing statements as lender but is assigned a 100% interest in the mortgage loan. The discount from the mortgage note amount ("holdback") and the purchase and rate-lock commitments limit market risks. The advance approval of these conforming mortgage loans as well as the holdback limit credit risks and since these mortgage loans are conforming, Citrus Bank can sell these mortgage loans in the secondary market to FNMA or other investors. Citrus Bank is not obligated to table fund all mortgage loans provided by a broker and the agreement with the broker can be canceled with 30 days notice. Typically, Citrus Bank works with three to four brokers and the end investors used by the brokers to purchase these mortgage loans approximates ten. The holdback is returned to the broker at the time of settlement with the end investor, net of interest and fees earned by Citrus Bank. No servicing rights are purchased or servicing performed by Citrus Bank. Substantially all mortgage loans are conforming and have been pre-sold to the end investor at the time of table funding. Loans held for sale are carried at cost, which is lower than market in all material respects.

Loans originated for sale to FNMA were not material in 1999 or 1998.

Interest and Fee Income from Table Funding Loan Program:
Citrus Bank accounts for interest on the loans held for sale on the accrual basis. A processing fee is charged for each loan purchased under the table funding loan program, and this fee is recorded into fee income when the loan is sold. This fee income is included in the Consolidated Statements of Operations and Comprehensive Income caption, "Interest and fees on loans held-for-sale."

Allowance for Credit Losses:
The provision for credit losses charged to operating expenses is based upon management's judgment of the adequacy of the allowance giving consideration to its credit loss experience and an evaluation of the current loan portfolio. Such provisions, less net charge-offs, comprise the allowance, which is deducted from loans and is available for future charge-offs.

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

Off-Balance Sheet Instruments:
In the ordinary course of business, Citrus Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Employee Benefits:
Profit sharing costs are charged to salaries and employee benefits expense and are funded as accrued.

Income Taxes:
Provisions for income taxes are based on amounts reported in the statements of operations, after exclusion of non-taxable income such as interest on state and municipal securities, and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. The principal temporary differences are depreciation and amortization, provision for credit losses, and unrealized holding gains (losses) on securities. Deferred taxes are computed on the liability method as prescribed in SFAS No. 109, Accounting for Income Taxes.

Computation of Per Share Earnings:
Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. The average number of shares and dilutive potential shares have been restated for the 10% stock split on April 27, 1998. The following information was used in the computation of earnings per share on both a basic and diluted basis for years ended December 31, 1999 and 1998.

                                                                          For the Years Ended
                                                                              December 31,
                                                                            1999        1998
                                                                          --------     -------
                                                                  (In thousands except per share data)
     Basic EPS computation:
         Numerator - Net income (loss)                                     $ (276)      $  564
         Denominator - Weighted average shares outstanding                    953          952
                                                                           ------       ------

         Basic EPS                                                         $(0.29)      $ 0.59
                                                                           ======       ======

     Diluted EPS computation:
         Numerator - Net income                                            $ (276)      $  564
                                                                           ------       ------
         Denominator - Weighted average shares outstanding                    953          952
         Stock options and warrants                                            66          227
                                                                           ------       ------

                                                                            1,019        1,179

         Diluted EPS                                                       $(0.27)      $ 0.48
                                                                           ======       ======

Statements of Cash Flows:
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts on deposit in non-interest bearing accounts with other commercial banks, and federal funds sold.

Advertising and Public Relations:
Citrus expenses advertising and public relations costs as incurred. Advertising and public relations costs for 1999 and 1998 as included in other operating expenses were $117,000 and $72,000, respectively.

Reclassification of Accounts:
Certain items in the consolidated financial statements for 1998 have been reclassified to conform to the classifications used for the current year.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows:

                                        December 31, 1999                            December 31, 1998
                                        -----------------                            -----------------
                                        Gross      Gross                                 Gross     Gross
                            Amortized Unrealized Unrealized   Fair         Amortized  Unrealized Unrealized   Fair
                               Cost     Gains     Losses      Value           Cost       Gains     Losses     Value
                               ----     -----     ------      -----           ----       -----     ------     -----
                                      (Dollars In Thousands)                         (Dollars In Thousands)

Available-for-sale
   U.S. Government agencies   $3,032   $    -     $(  32)    $ 3,000         $ 1,600    $   18    $    -    $ 1,618
   Mortgage-backed securities  2,251        -      (  74)      2,177           2,734         -       (63)     2,671
   Other                         459        -          -         459             386         -         -        386
                              ------   ------     ------     -------         -------    ------    ------    -------

     Total available-for-sale  5,742        -      ( 106)      5,636           4,720        18       (63)     4,675
                              ------   ------     ------     -------         -------    ------    ------    -------

Held-to-Maturity
   U.S. Government agencies      485        -      (  74)        411             481         -       (35)       446
   Mortgage-backed securities    554        -      (  12)        542             826         2        (1)       827
   Other                           -        -          -           -               -         -         -          -
                              ------   ------     ------     -------         -------    ------    ------    -------

     Total held-to-maturity    1,039        -      (  86)        953           1,307          2     ( 36)     1,273
                              ------   ------     ------     -------         -------    -------   ------    -------

Total investment securities   $6,781   $    -     $( 192)    $ 6,589         $ 6,027    $    20   $ ( 99)   $ 5,948
                              ======   ======     ======     =======         =======    =======   ======    =======

The fair value of securities fluctuates during the investment period. No provision for loss has been made in connection with the decline of fair value below book value, because the securities are purchased for investment purposes and the decline is not deemed to be other than temporary. Temporary declines in fair value of securities available-for-sale at December 31, 1999, of $76,000 (net of deferred income taxes of $30,000) are regarded as an adjustment to stockholders' equity. The estimated fair value of securities is determined on the basis of market quotations. At December 31, 1999, no securities were pledged to secure deposits and for other operating purposes.

At December 31, 1999 and 1998,  the carrying  value of  collateralized  mortgage
obligations    included    securities    available-for-sale    and    securities
held-to-maturity was approximately $1,998,000 and $2,446,000, respectively.

The cost and estimated fair value of debt and equity securities at December 31, 1999, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                Securities                       Securities to be
                                            Available-for-sale                   Held-to-Maturity
                                            ------------------                   ----------------
                                                         Estimated                          Estimated
                                        Amortized          Fair             Amortized          Fair
                                          Cost             Value              Cost             Value
                                          ----             -----              ----             -----
                                                          (Dollars In Thousands)
     Due in one year or less          $        -        $        -         $    327         $     324
     Due from one to five years            3,032             3,000              490               415
     Due from five to ten years            1,568             1,518              222               214
     Due after ten years                     683               659                -                 -
     Other                                   459               459                -                 -
                                      ----------        ----------         --------         ---------
                                      $    5,742        $    5,636         $  1,039         $     953
                                      ==========        ==========         ========         =========

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 3 - LOANS HELD FOR INVESTMENT

Loans held for investment are classified as follows:
                                                                      December 31,
                                                                 1999              1998
                                                                 ----              ----
                                                                 (Dollars In Thousands)
     Commercial and agricultural                               $ 13,881          $ 12,868
     Real estate                                                 49,486            35,914
     Installment and other loans                                  4,385             4,347
                                                               --------          --------
         Total loans                                             67,752            53,129
     Less, unearned income                                           (2)             (120)
     Less, allowance for credit losses                             (401)             (461)
                                                               --------          --------

                                                               $ 67,349          $ 52,548
                                                               ========          ========

The following is a summary of the transactions in the allowance for credit losses:

                                                                Year Ended December 31,
                                                                1999              1998
                                                                ----              ----
                                                                (Dollars In Thousands)
     Balance, beginning of year                                $   461           $   431
     Provisions charged to operating expenses                      675                23
     Loans charged-off                                            (768)              (45)
     Recoveries                                                     33                52
                                                               -------           -------

     Balance, end of year                                      $   401           $   461
                                                               =======           =======


Loans on which interest was not being accrued (nonaccrual loans) totaled $456,000 at December 31, 1999, and $141,000 at December 1998. Had interest been accrued on these nonaccrual loans at originally contracted rates, interest income, before income taxes, would have been increased by approximately $30,000 and $26,000 at December 31, 1999 and 1998, respectively.

A loan is considered impaired when, according to the contractual terms of the contract, it is probable that Citrus Bank will be unable to collect all amounts due. The following table sets forth the recorded investment in impaired and nonaccrual loans held for investment and the related valuation allowance for each loan category as of December 31, 1999 and 1998.

                                         December 31, 1999                         December 31, 1998
                                         -----------------                         -----------------
                              Total Impaired   Amount of      Amount         Total Impaired   Amount of      Amount
                              and Nonaccrual   Valuation    Without Any      and Nonaccrual   Valuation    Without Any
                                  Loans        Allowance     Allowance           Loans        Allowance     Allowance
                                  -----        ---------     ---------           -----        ---------     ---------
                                        (Dollars In Thousands)                         (Dollars In Thousands)

Real estate secured loans          $    88     $      -     $      91            $      -     $      -     $      -
Installment and credit card loans      167            3           164                   2            -            2
Commercial and all other loans         201           11           187                 139           43           96
                                   -------     --------       -------            --------     --------     --------

Totals                             $   456     $     14     $     442            $    141     $     43     $     98
                                   =======     ========     =========            ========     ========     ========

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 3 - LOANS HELD FOR INVESTMENT (Continued)

At December 31, 1999, all nonaccrual loans held for investment were also classified by management as impaired. In the fourth quarter of 1999, Citrus Bank took a direct charge off of $199,000 against two loan relationships and the remaining loan balances for these relationships are included as nonaccrual and impaired loans at December 31, 1999. However, no additional allowance has been provided for these loans.

Of the $141,000 in nonaccrual loans held for investment at December 31, 1998, loans totaling $85,000 were classified by management as impaired with a valuation allowance of $43,000. The remaining nonaccrual loans held for investment totaling $56,000 were not classified as impaired because management expected to recover substantially all of the balances owed.

All of the impaired and nonaccrual loans held for investment at December 31, 1999 and 1998, were measured using management's current estimate of fair value of the collateral. The average loans held for investment classified as impaired and nonaccrual totaled $324,000 in 1999 and $265,000 in 1998. No material amounts of interest were recorded in 1999 or 1998 for impaired and nonaccrual loans.

Other real estate owned with a carrying value of $390,000 was sold during 1999. Expenses incurred in carrying foreclosed real estate (including the loss on sale of real estate in 1999 of $27,000) totaled $43,000 and $9,000 in 1999 and 1998, respectively. No loans were transferred to foreclosed real estate during 1999 or 1998.


NOTE 4 - LOANS HELD FOR SALE

Loans held for sale include residential real estate loans held for sale to FNMA and outstanding loans originated by third-party brokers, assigned to Citrus Bank, and held by Citrus Bank pending transfer to investors with take-out commitments. At December 31, 1999 and 1998, such loans totaled $1,963,000 and $8,291,000, respectively. These loans are carried at cost, which is lower than market.

Citrus Bank does not originate any significant amounts of loans specifically for resale. Loans originated by Citrus Bank and sold principally to FNMA totaled less than 1% of all loans originated during 1999 and 1998. The only servicing income received by Citrus Bank comes form the servicing of loans sold principally to FNMA. Servicing income recorded totaled $18,000 and $22,000 for the years ended December 31, 1999 and 1998, respectively.


NOTE 5 - FACILITIES

Facilities are summarized as follows:
                                                          Accumulated                      Estimated
                                                        Depreciation and      Net Book       Useful
                                              Cost        Amortization         Value          Lives
                                              ----        ------------         -----          -----
                                                          (Dollars In Thousands)
December 31, 1999
     Land and land improvements             $    278    $         -           $    278
     Bank building and improvements            2,230            576              1,654    10 - 31.5 years
     Furniture, fixtures, and equipment        1,980          1,110                870       2 - 10 years
                                            --------       --------           --------

                                             $ 4,488        $ 1,686           $  2,802
                                             =======        =======           ========

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 5 - FACILITIES (Continued)

Facilities are summarized as follows:
                                                        Accumulated                          Estimated
                                                      Depreciation and        Net Book         Useful
                                              Cost      Amortization          Value            Lives
                                              ----      ------------          -----            -----
                                                          (Dollars In Thousands)
December 31, 1998
     Land and land improvements             $   278     $        -            $    278
     Bank building and improvements           2,219            504               1,715    10 - 31.5 years
     Furniture, fixtures, and equipment       1,647            756                 891       2 - 10 years
                                            -------       --------            --------

                                            $ 4,144        $ 1,260            $  2,884
                                            =======        =======            ========


Other  expenses  for the  years  ended  December  31,  1999 and  1998,  included
depreciation   and   amortization   of  facilities  of  $342,000  and  $279,000,
respectively.


NOTE 6 - FHLB ADVANCES AND OTHER BORROWINGS

Citrus Bank has a line of credit master agreement with the FHLB of Atlanta that enables Citrus Bank to borrow up to $10,000,000 with no expiration date. These advances are collateralized by Citrus Bank's FHLB stock and a blanket floating lien consisting of wholly-owned residential (1-4 units) first mortgage loans. No amounts were outstanding at December 31, 1999 and 1998, under this line of credit; however, average outstanding amounts totaled approximately $707,000 and $612,000 during 1999 and 1998, respectively. In addition to the line of credit arrangement, Citrus Bank had fixed-rate FHLB advances outstanding at December 31, 1999 and 1998, follows (dollars in thousands):

     Maturity Date              Interest Rate            1999             1998
     -------------              -------------            ----             ----
         2003                       5.76%               $  167           $  217


Interest expense on the line of credit and other FHLB advances amounted to approximately $48,000 and $54,000 for the years ended December 31, 1999 and 1998, respectively.

At December 31, 1999, Citrus had borrowed $70,000 from Central Illinois Bank under a revolving line of credit agreement in the amount of $500,000. This line of credit matures May 20, 2000, with interest floating at New York prime. Interest expenses on this line of credit amounted to approximately $2,000 for the year ended December 31, 1999.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 7 - TIME DEPOSITS

Time deposits at December 31, 1999, totaled $48,968,000. Maturities of such deposits are as follows:

                                                 Time, $100,000      Other Time
                                                    And Over          Deposits
                                                    --------          --------
                                                       (Dollars In Thousands)
     Three months or less                            $  3,775         $ 12,798
     Over three through twelve months                   5,335           21,792
     Over twelve months through three years               421            3,709
     Over three years                                     216              922
                                                     --------         --------

                                                     $  9,747         $ 39,221
                                                     ========         ========

Interest expense on certificates of deposit of $100,000 or more for 1999 and 1998 were approximately $514,000 and $569,000, respectively.


NOTE 8 - INCOME TAXES

The provision for income taxes on income is summarized as follows:

                                                     Year Ended December 31,
                                                     1999              1998
                                                     ----              ----
                                                     (Dollars In Thousands)
Current:
     Federal                                       $  (218)           $  457
     State                                             (38)               78
                                                   -------            ------
                                                      (256)              535
                                                   -------            ------

Deferred:
     Federal                                            76              (168)
     State                                              13               (29)
                                                   -------            ------
                                                        89               197
                                                   -------            ------

              Total income tax provision           $  (167)           $  338
                                                   =======            ======


A reconciliation of the income tax computed at the federal statutory rate of 34% and the income tax provision shown on the statement of operations, follows:

                                                    Year Ended December 31,
                                                    1999              1998
                                                    ----              ----
                                                    (Dollars In Thousands)
     Tax computed at statutory rate                $ (151)            $  307
     Increase (decrease) resulting from:
         Other                                        (16)                31
                                                   -------            ------

              Income tax provision                 $ (167)            $  338
                                                   ======             ======

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 8 - INCOME TAXES (Continued)

The components of the deferred income tax assets are as follows:

                                                            December 31,
                                                       1999              1998
                                                       ----              ----
                                                       (Dollars In Thousands)
     Deferred tax asset:
         Federal                                       $  491           $   212
         State                                             84                36
                                                       ------           -------

                                                          575               248
                                                      -------           -------
     Deferred tax liability:
         Federal                                         (194)              (13)
         State                                            (33)              ( 2)
                                                       ------           -------

                                                         (227)              (15)
                                                       ------           -------

              Net deferred tax asset                   $  348           $   233
                                                       ======           =======


The tax effects of each type of significant item that gave rise to deferred taxes are:

                                                             December 31,
                                                        1999              1998
                                                        ----              ----
                                                         (Dollars In Thousands)

 Net unrealized holding losses on securities           $   46          $     30
     Depreciation                                         228               (15)
     Allowance for credit losses                           37               173
     Net operating losses                                  81                 -
     Other                                                (44)               45
                                                       ------          --------

         Net deferred tax asset                        $  348          $    233
                                                       ======          ========


At December 31, 1999, Citrus had an estimated net operating loss for tax purposes of $642,000, which is available for carryback or carryover. Net operating losses of $426,000 were utilized for book purposes by Citrus in 1999.


NOTE 9 - DEFINED CONTRIBUTION PLAN

Citrus sponsors a 401(k) Profit Sharing Plan (the "Plan") that covers substantially all employees. Citrus, at its sole discretion, may make matching and discretionary contributions to eligible participants. The Plan is a prototype plan and has been approved by the Internal Revenue Service.

For  1999  and  1998,   Citrus  expensed   approximately   $2,000  and  $11,000,
respectively.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 10 - COMMITMENTS AND CONTINGENCIES

Citrus' consolidated financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business and involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities of Citrus Bank, which include unfunded commitments to related parties, are commitments to extend credit and commercial and standby letters of credit. A summary of Citrus Bank's commitments and contingent liabilities at December 31, 1999 and 1998, follows:

                                                             December 31,
                                                        1999              1998
                                                        ----              ----
                                                       (Dollars In Thousands)
     Commitments to extend credit                     $ 9,445         $ 11,156
     Standby letters of credit                        $    26         $    126
     Commercial letters of credit                     $   100         $    100

Commitments to extend credit and letters of credit all include exposure to some credit loss in the event of non-performance of the customer. Citrus Bank's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit instruments that are recorded in the consolidated financial statements. In the opinion of management, these instruments do not generally present any significant liquidity risk to Citrus Bank. Citrus Bank's experience has been that substantially all loan commitments are drawn upon by customers. Citrus Bank did not incur any losses on its commitments in either 1999 or 1998.

Citrus is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the financial position of Citrus.

At December 31, 1999, Citrus Bank had $2,250,000 unfunded lines-of-credit available from other banks for the purchase of federal funds.


NOTE 11 - CONCENTRATIONS OF CREDIT

Substantially all of Citrus Bank's loans, commitments, and standby letters of credit have been granted to customers in south Florida. The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers.


NOTE 12 - RELATED PARTIES

Citrus Bank holds loans and engages in transactions in the ordinary course of business with certain of the directors and senior officers of Citrus Bank. Total loans to such persons and their affiliates amounted to $4,309,000 and $3,468,000 at December 31, 1999 and 1998, respectively.

Following is a summary of activity for 1998 and 1999 for such loans:

                 Beginning                                            End of
                  of Year                                              Year
                  Balance          Additions       Reductions         Balance
                  -------          ---------       ----------         -------
                                    (Dollars In Thousands)
     1998        $  3,543          $  1,882          $  1,957         $  3,468
     1999        $  3,468          $  2,475          $  1,634         $  4,309


                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 13 - STOCKHOLDERS' EQUITY

Authorized Capital Stock:
Citrus has authorized 11,000,000 shares of authorized capital stock, consisting of 10,000,000 shares of common stock, par value $3.15 (as adjusted for stock splits) per share, and 1,000,000 shares of preferred stock, par value of $5.00 per share. As of December 31, 1999, 1,307,167 shares of common stock were issued and outstanding and 177,514 shares were subject to issuance pursuant to options and warrants. No shares of preferred stock were issued.

A summary  of  changes  from the  original  issue of $5.00 par value and  $10.00 option price follows:
                                                                       Option
Record Date                 Action          Par Value (Rounded)    Price (Rounded)
-----------                 ------          -------------------    ---------------

April 13, 1990           Initial Offering       $ 5.00               $ 10.00
March 15, 1995           20% Stock Split          (.83)                (1.67)
January 15, 1997         20% Stock Split          (.70)                (1.39)
May 8, 1998              10% Stock Split          (.32)                ( .63)
                                                ------               -------
December 31, 1999                               $ 3.15               $  6.31
                                                ======               =======

Stock Warrants and Stock Options:
In connection with Citrus' 1990 offering, organizers were granted warrants to purchase 469,772 shares of common stock at $6.31 per share, (as adjusted for stock splits). The warrants are exercisable for a ten-year period commencing April 13, 1990. During the fourth quarter of 1999, warrants for 354,871 shares were exercised, leaving a total of 114,901 warrants outstanding at December 31, 1999. $2,000,000 of the proceeds from the exercising of the warrants was used by Citrus to increase the capital in Citrus Bank at December 31, 1999. At December 31, 1999, the remaining contractural life for these warrants was less than four months.

Executive Officer Stock Options:
Citrus has also entered into stock option agreements with its executive officers providing for the granting of 112,613 non-statutory stock options. Such options are exercisable between $6.31 (as adjusted for stock splits) and $10.75 per share.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), became effective in 1996. SFAS No. 123 permits application of the accounting requirements of an earlier issued APB Opinion No. 25 and, accordingly, no compensation cost has been recognized in 1999 and 1998. However, Citrus must comply with certain additional disclosures under SFAS No.
123.  The  following  is a summary  of the  activity  relating  to the  options:


                                                                   Weighted
                                                                   Average
                                                   Number of       Exercise
                                                     Shares         Price
     Outstanding at December 31, 1997                56,921        $  6.94
     1998 10% Stock Split                             5,692
                                                     ------
     Outstanding at December 31, 1998                62,613        $  6.31
     Stock options granted in 1999                   50,000        $ 10.38
                                                     ------
     Outstanding at December 31, 1999               112,613        $  8.11
                                                    =======

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

The  following is a summary of the status of the option  agreements  at December
31, 1999:

                                           Weighted          Weighted
                                            Average           Average         Vested
             Date of       Options         Remaining         Exercise       Options at
              Grant        Granted      Contractual Life       Price      December 31, 1999
              -----        -------      ----------------       -----      -----------------

              1990         18,789           3.5 months        $  6.31        18,789
              1991         17,424          18.5 months        $  6.31        17,424
              1995         26,400          18.5 months        $  6.31        26,400
              1999         25,000         108 months          $ 10.00         5,000
              1999         25,000         114 months          $ 10.75         5,000
                          -------                                            ------
                          112,613                                            72,613
                          =======                                            ======

Dividends:
The ability of Citrus to pay dividends to stockholders depends primarily on dividends received by Citrus from Citrus Bank. Citrus Bank's ability to pay dividends is limited by Federal banking regulations based upon Citrus Bank's profitability and other factors. At December 31, 1999, approximately $861,000 of retained earnings of Citrus Bank was available for payment of dividends to Citrus without prior regulatory approval.

Stock Split:
On April 27, 1998, Citrus' board of directors declared a stock split payable at a rate of 10% of shares issued and outstanding to stockholders of record on May 8, 1998, payable May 31, 1998. Cash in lieu of fractional shares was paid at the rate of $6.38 per share. The total cash paid in lieu of fractional shares amounted to less than $1,000. The majority of Citrus' shareholders are either directors, officers, or employees, and there is a presumption that these parties have intimate knowledge of the affairs of Citrus. Since Citrus is a closely-held registrant, and the Board of Directors has clearly stated that this distribution is a stock split and their intent is such, the need to transfer retained earnings does not exist. Accordingly, this stock split was not accounted for as a stock dividend as is generally the case for stock splits less than 20% to 25%.


NOTE 14 - NONINTEREST OPERATING EXPENSES

Other operating expenses were as follows:
                                                             December 31,
                                                        1999              1998
                                                        ----              ----
                                                         (Dollars In Thousands)
     Advertising and public relations                  $   117           $    72
     Assessments and insurance                              80                68
     Courier, postage, and freight                          70                88
     Data processing                                        69               158
     Directors' fees                                        56                51
     Dues, subscriptions, and memberships                   40                37
     Meetings and travel                                    43                42
     Organizational expenses - Sebring                      79                 -
     Professional fees                                     118               133
     Stationary, printing, and supplies                     82                73
     Telephone                                              47                50
     Terminated public offering                            337                 -
     Other miscellaneous expenses                          250               225
                                                       -------           -------

                                                       $ 1,388           $   997
                                                       =======           =======


                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 15 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Cash Equivalents:
         For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

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

     Other Borrowings:
         Since this borrowing is at a recent market interest rate, the carrying amount is a reasonable estimate of fair value.

The estimated fair values of Citrus Bank's financial instruments at December 31, 1999, are as follows:

                                                        Carrying            Fair
                                                         Amount             Value
                                                         ------             -----
                                                          (Dollars In Thousands)
     Financial Assets
         Cash and deposits in other banks               $   4,072         $   4,072
         Federal funds sold                                 3,550             3,550
         Investment securities                              6,675             6,589
         Loans held for investment                         67,349            67,130
         Loans held for sale                                1,963             1,963
                                                        ---------         ---------

              Total assets valued                       $  83,609         $  83,304
                                                        =========         =========

     Financial Liabilities
         Deposits                                       $  79,091         $  79,110
         Other borrowings                                     237               237
                                                        ---------         ---------

              Total liabilities valued                  $  79,328         $  79,347
                                                        =========         =========

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 15 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were Citrus to have disposed of such items at December 31, 1999, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 1999, should not necessarily be considered to apply at subsequent dates.


NOTE 16 - REGULATORY CAPITAL

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

Failure to meet the capital adequacy guidelines and the framework for prompt corrective actions could initiate actions by the regulatory agencies, which could have a material effect on the financial statements.

As of December 31, 1999, the most recent notification from the FDIC, Citrus Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, it will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.

                                                                                              To Be Well
                                                                                             Capitalized
                                                                                             Under Prompt
                                                                  For Capital              Corrective Action
                                         Actual                  Adequacy Purposes            Provisions
                                    Amount     Ratio           > Amount   > Ratio         > Amount   > Ratio
                                    ------     -----           - ------   - -----         - ------   - -----
                                                              (Dollars in Thousands)
As of December 31, 1999
     Total Risk-Based Capital
     (To Risk-Weighted Assets)     $ 8,417     11.91%           $ 5,654     8.00%          $ 7,067    10.00%
     Tier I Capital
     (To Risk-Weighted Assets)     $ 8,016     11.34%           $ 2,827     4.00%          $ 4,240     6.00%
     Tier I Capital
     (To Adjusted Total Assets)    $ 8,016      9.34%           $ 3,434     4.00%          $ 4,293     5.00%

As of December 31, 1998
     Total Risk-Based Capital
     (To Risk-Weighted Assets)     $ 6,476     10.71%           $ 4,839     8.00%          $ 6,049    10.00%
     Tier I Capital
     (To Risk-Weighted Assets)     $ 6,015      9.94%           $ 2,420     4.00%          $ 3,630     6.00%
     Tier I Capital
     (To Adjusted Total Assets)    $ 6,015      7.33%           $ 3,283     4.00%          $ 4,104     5.00%


                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 17 - PARENT COMPANY FINANCIAL INFORMATION

Presented  below  are  condensed  financial   statements  for  Citrus  Financial
Services, Inc. (parent only):

Condensed Balance Sheets as of December 31:                              1999              1998
                                                                         ----              ----
                                                                         (Dollars In Thousands)
Assets
     Cash and cash equivalents                                        $        3         $    135
     Investment in subsidiary bank, net                                    7,940            5,982
     Other assets                                                            559              330
                                                                      ----------         --------

     Total                                                            $    8,502         $  6,447
                                                                      ==========         ========

Liabilities and Stockholders' Equity
     Liabilities                                                      $      135         $      -
     Stockholders' equity                                                  8,367            6,447
                                                                      ----------         --------

     Total                                                            $    8,502         $  6,447
                                                                      ==========         ========

Condensed Statements of Operations and Stockholders' Equity
Years Ended December 31:                                                 1999              1998
                                                                         ----              ----
                                                                         (Dollars In Thousands)
Equity in net income of subsidiary bank                               $        1         $    587
Other income                                                                  45              101
Other expenses                                                              (322)            (124)
                                                                      ----------         --------
Net income (loss)                                                           (276)             564
Stockholders' Equity:
     Beginning of  year                                                    6,447            5,822
     Stock warrants exercised and rounding                                 2,239               (1)
     Net change in unrealized holding gains on
         securities in subsidiary bank                                       (43)              62
                                                                      ----------         --------

     End of year                                                      $    8,367         $  6,447
                                                                      ==========         ========

Condensed Statements of Cash Flows
Years Ended December 31:                                                 1999              1998
                                                                         ----              ----
                                                                         (Dollars In Thousands)
Operating Activities
Net income (loss)                                                     $     (276)        $    564
Adjustment to reconcile net income to net cash
     provided by operating activities:
     Equity in undistributed earnings of subsidiary                         (  1)            (587)
     Deferred income taxes                                                     -             (184)
     Other                                                                   (94)              78
                                                                      ----------         --------
Net Cash Used In Operating Activities                                       (371)            (129)
Net Cash Used by Investing Activities:
     Capital contribution to Citrus Bank                                  (2,000)               -
Net Cash Provided by Financing Activities:
     Proceeds from stock warrants exercised                                2,239                -
                                                                      ----------         --------
Net Decrease in Cash and Cash Equivalents                                   (132)            (129)
Cash and Cash Equivalents:
     Beginning of year                                                       135              264
                                                                      ----------         --------
     End of year                                                      $       3          $    135
                                                                      ==========         ========

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 18 - PUBLIC STOCK OFFERING

On December 30, 1999, Citrus filed an application for withdrawal of its Registration Statement on Form SB-2 ("Registration Statement"). As a result of terminating the public offering, Citrus expensed costs totaling approximately $337,000 that were incurred in connection with the Registration Statement and the public offering. Also, in connection with the organization of the proposed Sebring bank (as discussed in the Registration Statement), Citrus has expensed approximately $79,000 in organizational costs.

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

S. Hallock duPont, Jr.
         Director, Citrus Financial Services, Inc. and Citrus Bank, N.A. President, Europa Corp.

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

John A. Purdie
         Director, Citrus Financial Services, Inc. and Citrus Bank, N.A. President, Regency Windsor Capital, Inc.

Louis L. Schlitt
         Director, Citrus Financial Services, Inc. and Citrus Bank, N.A. Past President, Schlitt Insurance Services, Inc.
         Past President, Louis Schlitt, Inc.

Walter E. Smith, Jr.
         Director, Citrus Financial Services, Inc.
         Owner/Operator, Travel Centers of America (Four)

James R. Thompson
         Director, Citrus Financial Services, Inc. and Citrus Bank, N.A. Consulting Engineer, Regency Windsor Capital, Inc.

Jeffrey L. Velde
         Director, Citrus Bank, N.A.
         President, Velde Ford

William B. Schuh
         Director,  Citrus Bank, N.A.
         Retired.  Past Community Development Manager, Citrus Bank, N.A.

Officers
Citrus Financial Services, Inc.
Citrus Bank, National Association

Josh C. Cox, Jr.
   President and Chief Executive Officer, Citrus Financial Services, Inc. Vice Chairman and Chief Executive Officer, Citrus Bank, N.A.

Randy J. Riley
   Senior Vice President and Credit Administrator, Citrus Financial Services,
   Inc.
   President and Chief Operating Officer, Citrus Bank, N.A.

Henry O. Speight
   Executive Vice President, Chief Financial Officer, Citrus Financial Services, Inc.
   Senior Vice President and Chief Financial Officer, Citrus Bank, N.A.

Walter A. Alvarez
   President, Miami Region, Citrus Bank, N.A.

John M. Tench
   President, Sebring Region, Citrus Bank, N.A.

Joanna Brown
   Vice President, Operations Manager,
Citrus Bank, N.A.

Barbara S. Camarigg
Vice President, Banking Center Administrator,
Citrus Bank, N.A.

Diana R. Best
Assistant Vice President, Banking Support Manager,
Citrus Bank, N.A.

E. Angel Brown
Assistant Vice President, Manager
Vero Beach Banking Center Manager, Citrus Bank, N.A.

Michele L. Schenarts
Assistant Vice President, Mortgage Funding Manager,
Citrus Bank, N.A.

Marion H. Tupek
Assistant Vice President, Finance Officer,
Citrus Bank, N.A.

Shareholder Information

Shareholder Assistance: Shareholders requiring a change of address, records or information about lost /missing certificates should contact:

     Continental Stock Transfer and Trust Company
     2 Broadway
     New York, New York 10004
     (212) 509-4000

Information: Analysts, investors and others seeking financial data or general information are asked to contact:

     Josh C. Cox, Jr., President and CEO
     Telephone: (561) 778-4100

Publications: Requests for printed materials including annual and quarterly reports, proxy statements, 10-KSB and 10-QSB reports should be directed to CFSI's Finance Officer:

     Citrus Financial Services, Inc.
     P.O. Box 2560
     Vero Beach, FL 32961-2560
     Telephone: (561) 778-4100

Annual Meeting: Citrus' 2000 annual meeting of shareholders will be held at 5:00 p.m. on Monday, April 24, 2000, at the Corporate Office, 1717 Indian River Boulevard, Suite 100, Vero Beach, Florida.

Independent Auditors:
     Stevens, Sparks & Company, P.A.
     6273 DuPont Station Court
     Jacksonville, Florida   32217-2513
     Telephone: (904) 731-1366

Legal Counsel:
     Igler & Dougherty, P.A.
     1501 Park Avenue East
     Tallahassee, Florida 32301
     (850) 878-2411