Form 10QSB
period 2000-03-31
CITRUS FINANCIAL SERVICES INC
filed 2000-05-15
CIK 852616

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

                  For the Quarterly Period Ended March 31, 2000
                        Commission File Number 000-26145
                                    ---------

           -----------------------------------------------------------

                         CITRUS FINANCIAL SERVICES, INC.
                         -------------------------------
             (Exact Name of registrant as specified in its charter)

Florida                                                      65-0136504
-------                                                      ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1717 Indian River Boulevard
Suite 100
Vero Beach, Florida                                          32960
-------------------                                          -----
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
    -----

Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the latest practicable date:

Class                                             Outstanding as of May 10, 2000
---------------                                   ------------------------------
Common Stock                                                 1,423,392
Par Value $3.15 per share

                         CITRUS FINANCIAL SERVICES, INC.

                                      INDEX

                                                                       PAGE
                                                                      NUMBER

REPORT OF INDEPENDENT ACCOUNTANTS                                        3

PART I:  FINANCIAL INFORMATION

     Item 1: Financial Statements:

             Consolidated Condensed Balance Sheets as of March 31,
             2000 (Unaudited)and December 31, 1999                       4

             Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2000 and
             1999 (Unaudited)                                            5

             Consolidated Condensed Statements of Cash Flows for the
             Three Months Ended March 31, 2000 and 1999 (Unaudited)      6

             Consolidated Statement of Changes in Stockholders'
             Equity (Unaudited)                                          7

             Notes to Consolidated Financial Statements (Unaudited)      8

     Item 2: Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        12

PART II:     OTHER INFORMATION                                          20

Signatures                                                              21

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Audit Committee
Citrus Financial Services, Inc. and Subsidiary
Vero Beach, Florida

We have reviewed the accompanying consolidated condensed balance sheets of Citrus Financial Services, Inc., and its wholly-owned subsidiary ("Citrus"), Citrus Bank, N.A. ("Citrus Bank"), as of March 31, 2000, and the related consolidated statements of operations and comprehensive income and consolidated condensed statements of cash flows for the three month periods ended March 31, 2000 and 1999, and the related consolidated statement of stockholders' equity for the three month period ended March 31, 2000. These consolidated financial statements are the responsibility of Citrus' management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated January 21, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



STEVENS, SPARKS & COMPANY, P.A.
Jacksonville, Florida
May 10, 2000

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                              March 31, 2000
                                                                (Unaudited)       December 31, 1999
                                                              -------------------------------------
                                                              (In Thousands, Except Per Share Data)

ASSETS
Cash and due from banks                                        $     3,631             $     4,040
Federal funds sold                                                   3,250                   3,550
                                                               -----------             -----------
     Total cash and cash equivalents                                 6,881                   7,590
Interest-bearing deposits in other banks                                66                      32
Securities available-for-sale at fair value                          5,564                   5,636
Securities held-to-maturity (market value of
    $945 for 2000 and $953 for 1999)                                   992                   1,039
Loans held for investment less allowance for credit losses          71,911                  67,349
Loans held for sale                                                    919                   1,963
Facilities                                                           2,809                   2,802
Other real estate owned                                                 88                    --
Other assets                                                         1,662                   1,648
                                                               -----------             -----------

         TOTAL                                                 $    90,892             $    88,059
                                                               ===========             ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing                                       $    12,743             $    12,092
     NOW accounts                                                    3,682                   4,639
     Money market accounts                                           4,055                   4,287
     Savings accounts                                                9,223                   9,105
     Time, $100,000 and over                                         9,323                   9,747
     Other time deposits                                            42,725                  39,221
                                                               -----------             -----------

         Total deposits                                             81,751                  79,091
                                                               -----------             -----------

Other borrowings                                                       154                     237
Accounts payable and accrued liabilities                               343                     364
                                                               -----------             -----------

         Total liabilities                                          82,248                  79,692
                                                               -----------             -----------

Commitments and contingencies                                         --                      --
                                                               -----------             -----------

Stockholders' equity:
     Preferred stock                                                  --                      --
     Common stock                                                    4,241                   4,125
     Additional paid-in capital                                      4,388                   4,271
     Retained earnings                                                 104                      47
     Accumulated other comprehensive income
         Net unrealized holding losses on securities                   (89)                    (76)
                                                               -----------             -----------

         Total stockholders' equity                                  8,644                   8,367
                                                               -----------             -----------

         TOTAL                                                 $    90,892             $    88,059
                                                               ===========             ===========

Book value per common share                                    $      6.43             $      6.40
                                                               ===========             ===========

Common shares outstanding                                        1,344,164               1,307,167
                                                               ===========             ===========



          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                         -----------------------
                                                                           2000          1999
                                                                           ----          ----
                                                                         (Dollars in Thousands)

Interest and fees on loans held for investment                           $ 1,559        $ 1,211
Interest and fees on loans held for sale                                      31            177
Investment income on investment securities
     and interest-bearing deposits in other banks                             95             78
Federal funds sold                                                            63            102
                                                                         -------        -------

         Total interest income                                             1,748          1,568
                                                                         -------        -------

Interest on deposits                                                         780            716
Other                                                                          3              3
                                                                         -------        -------

         Total interest expense                                              783            719
                                                                         -------        -------

         Net interest income before provision for credit losses              965            849

Provision for credit losses                                                   74             22
                                                                         -------        -------

         Net interest income                                                 891            827
                                                                         -------        -------

Fees and service charges                                                     103            107
Other income                                                                   7              7
                                                                         -------        -------

         Total other income                                                  110            114
                                                                         -------        -------

Other expenses:
     Salaries and employee benefits                                          472            388
     Expenses of bank premises and fixed assets                              176            141
     Other operating expenses                                                263            216
                                                                         -------        -------

         Total other expenses                                                911            745
                                                                         -------        -------

Income before provision for income taxes                                      90            196

Provision for income taxes                                                    33             74
                                                                         -------        -------

Net income                                                                    57            122

Other comprehensive income, net of income taxes:
     Unrealized holding gains arising during period                          (13)             2
                                                                         -------        -------

Comprehensive income                                                     $    44        $   124
                                                                         =======        =======


Earnings Per Share
     Basic earnings per share                                            $  0.04        $  0.13
                                                                         =======        =======
     Diluted earnings per share                                          $  0.04        $  0.10
                                                                         =======        =======


          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                          For the Three Months Ended
                                                                                  March 31,
                                                                            -----------------------
                                                                             2000          1999
                                                                             ----          ----
                                                                              (Dollars in Thousands)

Net income                                                                 $     57      $    122
Adjustments to reconcile net income to net cash provided
    (used) by operating activities:
     Provision for credit losses                                                 74            22
     Depreciation and amortization                                               90            79
     Net premium amortization and discount accretion                             (6)            5
     (Increase) decrease in other assets                                        120          (371)
     Increase (decrease) in other liabilities                                   (21)           29
     Origination of loans held for sale                                      (7,177)      (30,558)
     Proceeds on sale of loans held for sale                                  8,221        33,415
                                                                           --------      --------

         Net cash provided by operating activities                            1,358         2,743
                                                                           --------      --------

Cash flows from investing activities: Net (increase) decrease in:
         Investment securities                                                  148           205
         Interest-bearing deposits in other banks                               (34)          (14)
         Loans                                                               (4,661)       (2,756)
     Purchases of bank premises and equipment, net                              (97)         (111)
                                                                           --------      --------

         Net cash used by investing activities                               (4,644)       (2,676)
                                                                           --------      --------

Cash flows from financing activities:
     Net increase (decrease) in deposits                                      2,660        (4,700)
     Repayments of FHLB advances, net                                           (83)          (13)
                                                                           --------      --------

         Net cash provided (used) by financing activities                     2,577        (4,713)
                                                                           --------      --------

Decrease in cash and cash equivalents                                          (709)       (4,646)

Cash and cash equivalents at beginning of period                              7,590        13,140
                                                                           --------      --------

Cash and cash equivalents at end of period                                 $  6,881      $  8,494
                                                                           ========      ========







          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)




                                                                                               Net
                                             Common Stock                                   Unrealized
                                       ---------------------------                            Holding
                                                  Par                 Additional              Gains          Total
                                                 Value                 Paid-in   Retained   (Losses) on   Stockholders'
                                       Shares   (Rounded)   Amount     Capital   Earnings    Securities      Equity
                                       ------   ---------   ------    ---------- --------   -----------   -------------
                                                   (Dollars in Thousands, Except Par Value Per Share)

Balance, December 31, 1999            1,307,167  $ 3.15    $ 4,125    $ 4,271     $  47      $  (76)       $  8,367

Warrants exercised                       36,997     --         116        117        --          --             233

Comprehensive income:
   Net income                               --      --         --         --         57          --
   Net change in unrealized holding
     gains on securities                    --      --         --         --         --         (13)

     Total comprehensive income             --      --         --         --         --          --              44
                                      ---------  ------    -------    -------     -----      -------

Balance, March 31, 2000               1,344,164  $ 3.15    $ 4,241    $ 4,388     $ 104      $  (89)       $  8,644
                                      =========  ======    =======    =======     =====      =======       ========


















          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Citrus Financial Services, Inc., and its wholly owned subsidiary, Citrus Bank, N.A. The consolidated financial statements for the three months ended March 31, 2000 and 1999, have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year. The accounting policies followed by Citrus are set forth in Note 1 to Citrus' consolidated financial statements contained in the 1999 Annual Report to Stockholders and are incorporated herein by reference.

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

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000


NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. The following information was used in the computation of earnings per share on both a basic and diluted basis for the three months ended March 31, 2000 and 1999 (in thousands except per share data):

                                                               For the Three Months
                                                                  Ended March 31,
                                                           -----------------------------
                                                                 2000         1999
                                                                ------       ------

Basic EPS computation:
    Numerator - Net income                                      $   57       $  122
    Denominator - Weighted average shares outstanding            1,329          952
                                                                ------       ------

    Basic EPS                                                   $ 0.04       $ 0.13
                                                                ======       ======

Diluted EPS computation:
    Numerator - Net income                                      $   57       $  122
                                                                ------       ------
    Denominator - Weighted average shares outstanding            1,329          952
    Stock options and warrants                                      64          227
                                                                ------       ------

                                                                 1,393        1,179
                                                                ------       ------

    Diluted EPS                                                 $ 0.04       $ 0.10
                                                                ======       ======


NOTE 3 - LOANS HELD FOR INVESTMENT


Loans consisted of (dollars in thousands):

                                                              March 31,     December 31,
                                                                2000           1999
                                                              --------        -------

Real estate                                                   $ 53,182        $ 49,486
Commercial and agriculture                                      14,707          13,881
Installment and other loans                                      4,473           4,385
                                                              --------        --------
      Total loans, gross                                        72,362          67,752
Unearned income and deferred fees                                   (1)             (2)
Allowance for credit losses                                       (450)           (401)
                                                              --------        --------
      Net loans                                               $ 71,911        $ 67,349
                                                              ========        ========


                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000


NOTE 4 - LOANS HELD FOR SALE

Loans held for sale include residential real estate loans held for sale to FNMA and outstanding loans originated by third-party brokers, assigned to Citrus Bank, and held by Citrus Bank pending transfer to investors with take-out commitments. At March 31, 2000, and December 31, 1999, such loans totaled $919,000 and $1,963,000, respectively. These loans are carried at cost, which is lower than market.

Citrus Bank does not originate any significant amounts of loans specifically for resale. Loans originated by Citrus Bank and sold principally to FNMA generally represent less than 3% of all loans originated. The only servicing income received by Citrus Bank comes form the servicing of loans sold principally to FNMA, which is not considered to be material.


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

Citrus maintains the allowance for credit losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for credit losses follows (dollars in thousands):

                                                Three Months       Twelve Months
                                               Ended March 31,   Ended December 31,
                                                   2000                 1999
                                                  ------               ------

Balance, beginning of period                       $401                $461
                                                   ----                ----
Recoveries
         Real estate loans                          --                  --
         Installment loans                            1                 --
         Credit card and related plans                1                   1
         Commercial and all other loans             --                   32
                                                   ----                ----
                                                      2                  33
                                                   ----                ----
Charge-offs
         Real estate loans                          --                  --
         Installment loans                            5                 153
         Credit card and related plans                7                  28
         Commercial and all other loans              15                 587
                                                   ----                ----
                                                     27                 768
                                                   ----                ----

Provision charged to operations                      74                 675
                                                   ----                ----

Balance, end of period                             $450                $401
                                                   ====                ====

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000


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

Financial instruments at March 31, 2000, consisted of commitments to extend credit approximating $8.8 million and letters of credit of $126,000.

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


NOTE 7 - STOCKHOLDERS' EQUITY

Authorized Capital Stock:
Citrus has authorized 11,000,000 shares of authorized capital stock, consisting of 10,000,000 shares of common stock, par value $3.15 (as adjusted for stock splits) per share, and 1,000,000 shares of preferred stock, par value of $5.00 per share. As of March 31, 2000, 1,344,164 shares of common stock were issued and outstanding and 155,517 shares were subject to issuance pursuant to vested options and warrants. No shares of preferred stock were issued.

Stock Warrants:
In connection with Citrus' 1990 offering, organizers were granted warrants to purchase 469,772 shares of common stock at $6.31 per share, (as adjusted for stock splits). The warrants are exercisable for a ten-year period commencing April 13, 1990. During the first quarter of 2000, warrants for 36,997 shares were exercised, leaving a total of 77,904 warrants outstanding at March 31, 2000. In April 2000, 60,439 warrants were exercised leaving 17,465, or less than 4%, of the original warrants unexercised.

Executive Officer Stock Options:
Citrus has also entered into stock option agreements with its executive officers providing for the granting of 112,613 non-statutory stock options. Such options are exercisable between $6.31 (as adjusted for stock splits) and $10.75 per share. No options were exercised in the first quarter of 2000, leaving 112,613 options outstanding at March 31, 2000 (of which 77,613 options were vested). In April 2000, 18,789 options were exercised leaving 93,824 options outstanding at April 30, 2000 (of which 58,824 options were vested).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Overview

Citrus Financial Services, Inc., is a registered bank holding company under the federal Bank Holding Company Act of 1956, as amended, and owns 100% of the issued and outstanding common stock of Citrus Bank, N.A., Vero Beach, Florida. Citrus was incorporated under the laws of the State of Florida on May 19, 1989, to enhance Citrus Bank's ability to serve its future customers' requirements for financial services. The holding company provides flexibility for expansion of Citrus' banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

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

Citrus expended approximately $55,000 through the periods ended March 31, 2000, in connection with its Year 2000 compliance program. Citrus experienced no significant problems related to its information technology systems upon arrival of the Year 2000, nor was there any reported interruption in service to its customers of any kind.

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

                         Future Accounting Requirements

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which addresses the accounting for derivative instruments and provides for matching the timing of gain or loss recognition on the hedging instrument. Guidance on identifying derivative instruments is also provided as well as additional disclosures. SFAS 133 has been deferred to become effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Earlier application is permitted with certain exceptions. Management does not anticipate that adoption of SFAS 133 will have a material impact on the financial condition or results of operations of Citrus.

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


                              Results of Operations

Net Income

Citrus' net income decreased $65,000 for the three months ended March 31, 2000, over the comparable period in 1999. This decline for the three months of 2000 versus 1999 reflects the increased provision for credit losses of $52,000, increased operating costs associated with the start-up of loan production offices in Miami and Sebring, Florida, and declines experienced in the origination of loans under Citrus Bank's funding program. The increase in average earning assets of 7.3% for the first quarter of 2000 versus the same period in 1999 along with an increase of approximately 30 basis points in the average yield on earning assets produced a net increase in total interest income of 11.5% in the first three months of 2000 as compared to the first three months of 1999. For the three months ended March 31, 2000, as compared with the comparable period in 1999, increases in total interest income of $180,000 were partially offset by increases in interest expense of $64,000. Noninterest expense in the first three months of 2000 as compared to the first three months of 1999 rose at a pace of 22.3% to $911,000 from $745,000. The loan production offices started in 1999 contributed to substantially all of this increase. The return on average assets for the three months ended March 31, 2000, was 0.26% annualized as compared with the return of average assets of negative 0.33% for 1999.

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

Net interest income was $965,000 for the three months ended March 31, 2000, as compared to $849,000 for the three months ended March 31, 1999. The substantial average growth of Citrus' total loan portfolio between these periods of almost $9.0 million, or 14.7%, partially offset by a moderate increase in the yield on interest-bearing liabilities of 10 basis points, contributed to the improvement in the net interest margin in 2000 versus 1999. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.9% for the three months ended March 31, 2000, as compared to 3.7% for the three months ended March 31, 1999. Net interest margin (which is net interest income divided by average interest-earning assets) increased to 4.8% for the three months ended March 31, 2000, as compared to 4.5% for the three months ended March 31, 1999.

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

Average Balances, Income and Expenses, and Rates (dollars in thousands)

                                                                         For the Three Months Ended March 31,
                                                                       2000                                 1999
                                                       ----------------------------------      --------------------------------
                                                                     Interest     Average                  Interest     Average
                                                       Average         and         Yield/      Average       and         Yield/
                                                       Balance       Dividends      Rate       Balance     Dividends      Rate
                                                       -------       ---------      ----       -------     ---------      ----
Earning assets:
     Interest-earning deposits                         $    28        $  --         4.5%      $    23      $    --        4.8%
     Taxable securities                                  6,661           95         5.7%        5,927           78        5.3%
     Federal funds sold                                  4,544           63         5.5%        8,715          102        4.7%
     Loans held for sale                                 1,269           31         9.8%        7,304          177        9.7%
     Loans held for investment, net                     68,656        1,559         9.1%       53,664        1,211        9.0%
                                                        ------        -----                    ------        -----

         Total earning assets                           81,158        1,748         8.6%       75,633        1,568        8.3%
                                                                      -----                                  -----

Non-earning assets                                       7,218                                  6,114
                                                        ------                                 ------

         Total assets                                  $88,376                                $81,747
                                                       =======                                =======

Interest-bearing liabilities:
     NOW and money market deposits                     $ 8,391           49         2.3%      $ 6,470           28        1.7%
     Savings                                             8,864           72         3.2%        9,172           73        3.2%
     Time deposits                                      49,231          659         5.4%       46,394          615        5.3%
     Other borrowings                                      179            3         6.7%          211            3        5.7%
                                                         -----        -----                    ------        -----

         Total interest-bearing liabilities             66,665          783         4.7%       62,247          719        4.6%
                                                                      -----                                  -----

Noninterest-bearing liabilities                         13,194                                 12,996
Stockholders' equity                                     8,517                                  6,504
                                                        ------                                 ------

         Total liabilities and
              stockholders' equity                     $88,376                                $81,747
                                                       =======                                =======

Net interest income                                                 $   965                                $   849
                                                                    =======                                =======

Interest-rate spread                                                                3.9%                                  3.7%
                                                                                    ====                                  ====

Net interest margin                                                                 4.8%                                  4.5%
                                                                                    ====                                  ====

Ratio of average earning assets to
  average interest-bearing liabilities                  121.7%                                 121.5%
                                                        ======                                 ======


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

At March 31, 2000, Citrus had 13 loans classified as substandard, doubtful, or loss totaling $1.1 million. At December 31, 1999, Citrus had loans totaling $656,000 in the same categories. Substantially all of the increase is attributable to two borrowers and their affiliated companies. Management believes the underlying loans are well-secured. At both March 31, 2000, and December 31, 1999, Citrus had no material loss assets to be charged-off. Loans classified by management as impaired totaled $362,000 and $368,000 at March 31, 2000, and December 31, 1999, respectively.

Nonperforming loans include loans that have been placed on nonaccrual status by Citrus and loans past due for ninety days or more. Some of these nonperforming loans are well-collateralized, posing no significant risk of loss, and have not been classified as substandard, doubtful, or loss. A summary of nonperforming loans and assets follows:










                        [Page intentionally left blank.]


                                                                            Three Months      Twelve Months
                                                                               Ended              Ended
                                                                              March 31,        December 31,
                                                                               2000               1999
                                                                             --------           -------
                                                                                (dollars in thousands)
Nonaccrual loans held for investment:
     Real estate loans                                                        $ --               $   88
     Installment loans                                                           195                201
     Credit cards and related plans                                             --                 --
     Commercial and all other loan                                               167                167
                                                                              ------             ------
Total nonaccrual loans held for investment                                       362                456
                                                                              ------             ------

Accruing loans held for investment over 90 days delinquent:
     Real estate loans                                                          --                 --
     Installment loans                                                          --                 --
     Credit cards and related plans                                             --                    2
     Commercial and all other loans                                             --                 --
                                                                              ------             ------
Total accrual loans held for investment over 90 days delinquent                 --                    2
                                                                              ------             ------

Troubled debt restructurings not included above                                 --                 --
                                                                              ------             ------

Total nonperforming loans held for investment                                    362                458
                                                                              ------             ------

Other real estate owned:
     Real estate acquired by foreclosure or deed in lieu
         of foreclosure                                                           88               --
                                                                              ------             ------
     Total nonperforming loans held for investment and
          other real estate owned                                             $  450             $  458
                                                                              ======             ======

     Total nonperforming loans held for investment
         as a percentage of total loans held for investment                     0.50%              0.68%
                                                                              ======             ======
     Total nonperforming loans held for investment
         as a percentage of total assets                                        0.40%              0.52%
                                                                              ======             ======
     Total nonperforming loans held for investment
         and other real estate owned as a percentage of total assets            0.50%              0.52%
                                                                              ======             ======

Troubled debt restructurings and modified loans held for investment:
     Current                                                                  $  941             $1,585
     Past due over 30 days and less than 90 days                                --                   60
     Past due over 90 days and included above                                   --                   88
                                                                              ------             ------

                                                                              $  941             $1,733
                                                                              ======             ======


Nonperforming loans at March 31, 2000, declined from the quarter ended March 31, 1999, total of $859,000, and the December 31, 1999, total of $458,000. However, other real estate owned was $88,000 at March 31, 2000, as compared with no other real estate owned at December 31, 1999.

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

Activity in the allowance for credit losses follows (dollars in thousands):

                                                           Three Months   Twelve Months
                                                              Ended           Ended
                                                             March 31,    December 31,
                                                               2000           1999
                                                             --------        -------

Allowance at beginning of period                               $401           $461
                                                               ----           ----

Recoveries:
    Real estate loans                                           --             --
    Installment loans                                             1            --
    Credit cards and related plans                                1              1
    Commercial and all other loans                              --              32
                                                               ----           ----
Total recoveries                                                  2             33
                                                               ----           ----

Charge-offs:
    Real estate loans                                           --             --
    Installment loans                                             5            153
    Credit cards and related plans                                7             28
    Commercial and all other loans                               15            587
                                                               ----           ----
Total charge-offs                                                27            768
                                                               ----           ----

Provision for credit losses charged to operations                74            675
                                                               ----           ----

Allowance at end of period                                     $450           $401
                                                               ====           ====

Ratio of net charge-offs during the period to average
   loans (including loans held for sale) outstanding
   during the period                                           0.14%          1.15%
                                                               ====           ====


At March 31, 2000, the allowance for credit losses amounted to $450,000, or 0.62% of outstanding loans held for investment. At December 31, 1999, the allowance for credit losses amounted to $401,000, or 0.59% of outstanding loans held for investment. Citrus' provision for credit losses was $74,000 for the three months ended March 31, 2000. For the same three months period in 1999, the provision for credit losses was $22,000. The provision was made based on management's assessment of general credit loss risk and asset quality. The increase in the allowance for credit losses as a percentage of outstanding loans reflects recent increases in the level of net charge-offs experienced in late-1999 and increases in classified loans.

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

Total noninterest income decreased by $4,000 during the three months ended March 31, 2000, as compared to the same period in 1999. Fees and service charges were $103,000 for the three months ended March 31, 2000, as compared to $107,000 for the comparable periods in 1999, a decrease of 3.7%. A decline in NSF fees of approximately $5,000 accounted for this decrease.

Noninterest Expense. Total noninterest expense increased by $166,000, or 22.3%, during the three months ended March 31, 2000, as compared to the same period in 1999, as a result of Citrus' continued growth. For the first three months in 2000, this increase included an increase in salary and benefits expense of $84,000,. or 21.7%, as Citrus provided normal salary and benefit increases and employed additional employees to service its new loan production offices. Occupancy-related expenses increased $35,000, or 24.8%, in the first three months of 2000 as compared with the same period in 1999, principally due to the new loan production offices started in 1999. Increases in professional fees and operating costs associated with the new loan production offices contributed to the rise in other operating expenses of $47,000, or 21.8%, in the first three months of 2000 versus 1999.

Income Tax Expense

The income tax provision was $33,000 for the three months March 31, 2000, or an effective rate of 36.7%. This compares with an effective rate of 37.8% for the same period in 1999.

                               Financial Condition

Citrus' total assets at March 31, 2000, were $90.9 million, an increase of $2.8 million from $88.1 million at December 31, 1999. Increases in total loans of $3.5 million were offset by declines in cash and cash equivalents of $709,000 since December 31, 1999. Deposits increased approximately $2.7 million, with higher costing certificates of deposit contributing $3.1 million in total increases.

Total stockholders' equity as of March 31, 2000, was $8.6 million, an increase of $277,000, or approximately 3.3%, compared with stockholders' equity of $8.4 million as of December 31, 1999. This increase was attributable to net income for the three months of 2000 of $57,000 and $233,000 in additional capital from the exercise of the warrants, partially offset by a decrease of $13,000 in the market value (net of deferred income taxes) of investment securities available-for-sale.

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three months ended March 31, 2000):

                                                                     Three Months Ended    Year Ended
                                                                          March 31,        December 31,
                                                                            2000              1999
                                                                         ----------        ----------
Return on average assets                                                    0.26%            -0.33%
Return on average equity                                                    2.68%            -4.09%
Interest-rate spread during the period                                      3.90%             4.10%
Net interest margin                                                         4.80%             4.70%
Allowance for credit losses to period end loans held for investment         0.62%             0.59%
Net charge-offs to average loans held for investment                        0.15%             1.26%
Nonperforming assets to period end loans held for investment
    and foreclosed property                                                 0.62%             0.68%
Nonperforming assets to period end total assets                             0.50%             0.52%

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

Short-Term Investments. Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell and interest-bearing deposits, averaged $4.6 million in the first three months of 2000 as compared to $8.7 million in the same period of 1999. At March 31, 2000, and December 31, 1999, short-term investments totaled $3.3 million and $3.6 million, respectively. These funds are a primary source of Citrus' liquidity and are generally invested in an earning capacity on an overnight basis.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for Citrus' loan portfolio and other earning assets. Citrus' core deposits were $72.4 million at March 31, 2000, and $69.3 million at December 31, 1999. Management anticipates that a stable base of deposits will be Citrus' primary source of funding to meet both its short-term and long-term liquidity needs in the future.

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

Borrowings. Citrus Bank has a line of credit master agreement with the FHLB of Atlanta that enables Citrus Bank to borrow up to $10,000,000. These advances are collateralized by Citrus Bank's FHLB stock and a blanket floating lien consisting of wholly-owned residential (1-4 units) first mortgage loans. At March 31, 2000, there were no advances outstanding under this line. In addition to the line of credit arrangement, Citrus Bank had fixed FHLB advances outstanding as follows (dollars in thousands):

                                                At March 31,       At December 31,
Maturity Date       Interest Rate                  2000                  1999
-------------       -------------                  ----                  ----

   2003                5.76%                      $ 154                 $ 167
                                                  =====                 =====


During the first quarter of 2000, Citrus repaid other borrowings of $70,000 from Central Illinois Bank under its revolving line of credit agreement in the amount of $500,000.

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

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Citrus and Citrus Bank exceeded their minimum regulatory capital ratios as of March 31, 2000, as reflected in the following table.

The following table sets forth Citrus Bank's regulatory capital position (dollars in thousands):

                                                 Actual             Minimum(1)    Well-Capitalized(2)
                                             Amount      %       Amount      %      Amount     %
                                             ------    ------    ------    -----    ------   ------

Total Capital (to Risk-Weighted Assets)      $8,542    11.75%    $5,818    8.00%    $7,272   10.00%
Tier I Capital (to Risk-Weighted Assets)     $8,092    11.13%    $2,909    4.00%    $4,363    6.00%
Tier I Capital (to Average Assets)           $8,092     9.22%    $3,511    4.00%    $4,389    5.00%

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

            Item 1.      Legal Proceedings.
                         None.

            Item 2.      Changes In Securities.
                         None.

            Item 3.      Defaults upon Senior Securities.
                         None.

            Item 4.      Submission of Matters to a Vote of Security Holders.
                         None.

            Item 5.      Other Information.

            Item 6.      Exhibits and Reports on Form 8-K.
                         a) Exhibits.
                            ---------
                            Exhibit 27 - Financial Data Schedule.

                         b) Reports on Form 8-K.
                            --------------------
                            None.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registered has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Citrus Financial Services, Inc.




Date:     May 10, 2000            /s/ Josh C. Cox, Jr.
          ------------            --------------------
                                  Josh C. Cox, Jr.
                                  President and Chief Executive Officer



Date:     May 10, 2000            /s/ Randy J. Riley
          ------------            ------------------
                                  Randy J. Riley
                                  Senior Vice President and Credit Administrator