Form 10QSB
period 2000-06-30
CITRUS FINANCIAL SERVICES INC
filed 2000-08-04
CIK 852616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
            ---------------------------------------------------------

                                   FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR
                        15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000
                        Commission File Number 000-26145

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
    -----

Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the latest practicable date:

     Class                                      Outstanding as of August 3, 2000
---------------                                 --------------------------------
Common Stock                                                1,423,392
Par Value $3.15 per share (rounded)

                         CITRUS FINANCIAL SERVICES, INC.

                                      INDEX

                                                                          PAGE
                                                                         NUMBER

REPORT OF INDEPENDENT ACCOUNTANTS                                            3

PART I:  FINANCIAL INFORMATION

       Item 1: Financial Statements:

               Consolidated Condensed Balance Sheets as of June 30, 2000
               (Unaudited) and December 31, 1999                             4

               Consolidated Statements of Operations and Comprehensive
               Income for the Three and Six Months Ended June 30, 2000
               and 1999 (Unaudited)                                          5

               Consolidated Condensed Statements of Cash Flows for the
               Three and Six Months Ended June 30, 2000 and 1999 (Unaudited) 6

               Consolidated Statement of Changes in Stockholders' Equity
               (Unaudited)                                                   7

               Notes to Consolidated Financial Statements (Unaudited)        8

       Item 2: Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    12

PART II:       OTHER INFORMATION                                            22

Signatures                                                                  23

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Audit Committee
Citrus Financial Services, Inc. and Subsidiary
Vero Beach, Florida

We have reviewed the accompanying consolidated condensed balance sheets of Citrus Financial Services, Inc., and its wholly-owned subsidiary ("Citrus"), Citrus Bank, N.A. ("Citrus Bank"), as of June 30, 2000, and the related consolidated statements of operations and comprehensive income and consolidated condensed statements of cash flows for the three and six months periods ended June 30, 2000 and 1999, and the related consolidated statement of changes in stockholders' equity for the six months period ended June 30, 2000. These consolidated financial statements are the responsibility of Citrus' management.

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



STEVENS, SPARKS & COMPANY, P.A.
Jacksonville, Florida
August 3, 2000

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                          June 30, 2000
                                                           (Unaudited)     December 31, 1999
                                                          -------------    -----------------
                                                         (In Thousands, Except Per Share Data)

ASSETS
Cash and due from banks                                     $     2,428        $     4,040
Federal funds sold                                                2,000              3,550
                                                            -----------        -----------
     Total cash and cash equivalents                              4,428              7,590
Interest-bearing deposits in other banks                            360                 32
Securities available-for-sale at fair value                       8,542              5,636
Securities held-to-maturity (market value of
    $632 for 2000 and $953 for 1999)                                695              1,039
Loans held for investment less allowance for credit losses       72,443             67,349
Loans held for sale                                                 599              1,963
Facilities                                                        2,685              2,802
Other real estate owned                                              88               --
Other assets                                                      1,694              1,648
                                                            -----------        -----------

         TOTAL                                              $    91,534        $    88,059
                                                            ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing                                    $    11,275        $    12,092
     NOW accounts                                                 3,412              4,639
     Money market accounts                                        3,869              4,287
     Savings accounts                                             7,789              9,105
     Time, $100,000 and over                                     11,018              9,747
     Other time deposits                                         44,390             39,221
                                                            -----------        -----------

         Total deposits                                          81,753             79,091

Other borrowings                                                    142                237
Accounts payable and accrued liabilities                            433                364
                                                            -----------        -----------

         Total liabilities                                       82,328             79,692
                                                            -----------        -----------

Commitments and contingencies                                      --                 --
                                                            -----------        -----------

Stockholders' equity:
     Preferred stock                                               --                 --
     Common stock                                                 4,491              4,125
     Additional paid-in capital                                   4,638              4,271
     Retained earnings                                              163                 47
     Accumulated other comprehensive income
         Net unrealized holding losses on securities                (86)               (76)
                                                            -----------        -----------

         Total stockholders' equity                               9,206              8,367
                                                            -----------        -----------

         TOTAL                                              $    91,534        $    88,059
                                                            ===========        ===========

Book value per common share                                 $      6.47        $      6.40
                                                            ===========        ===========

Common shares outstanding                                     1,423,392          1,307,167
                                                            ===========        ===========






          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

                                                    For the Three Months Ended June 30,For the Six Months Ended June 30,
                                                    --------------------------------------------------------------------
                                                                  2000        1999      2000       1999
                                                                  ----        ----      ----       ----
                                                              (Dollars in Thousands, Except Per Share Data)

Interest and fees on loans held for investment                   $ 1,639    $ 1,307    $ 3,198    $ 2,518
Interest and fees on loans held for sale                              13        147         44        324
Investment income on investment securities
   and interest-bearing deposits in other banks                      118         83        213        161
Federal funds sold                                                    58         49        121        151
                                                                 -------    -------    -------    -------
         Total interest income                                     1,828      1,586      3,576      3,154
                                                                 -------    -------    -------    -------

Interest on deposits                                                 880        645      1,660      1,361
Other                                                                  2         17          5         20
                                                                 -------    -------    -------    -------
         Total interest expense                                      882        662      1,665      1,381
                                                                 -------    -------    -------    -------

         Net interest income before provision
              for credit losses                                      946        924      1,911      1,773
                                                                 -------    -------    -------    -------

Provision for credit losses                                           51         (2)       125         20
                                                                 -------    -------    -------    -------

         Net interest income                                         895        926      1,786      1,753
                                                                 -------    -------    -------    -------

Fees and service charges                                              98        113        201        220
Other income                                                           6         10         13         17
                                                                 -------    -------    -------    -------
         Total other income                                          104        123        214        237
                                                                 -------    -------    -------    -------

Other expenses:
   Salaries and employee benefits                                    458        445        930        833
   Expenses of bank premises and fixed assets                        186        162        362        303
   Other operating expenses                                          261        245        524        461
                                                                 -------    -------    -------    -------
         Total other expenses                                        905        852      1,816      1,597
                                                                 -------    -------    -------    -------

Income before provision for income taxes                              94        197        184        393

Provision for income taxes                                            35         74         68        148
                                                                 -------    -------    -------    -------

Net income                                                            59        123        116        245

Other comprehensive income, net of income taxes:
   Unrealized holding gains (losses) arising during period             3        (19)       (10)       (17)
   Less: reclassification adjustments for gains included in
         net income for the period                                  --           (2)      --           (2)
                                                                 -------    -------    -------    -------
         Total other comprehensive income,
            net of income taxes                                        3        (21)       (10)       (19)
                                                                 -------    -------    -------    -------

Comprehensive income                                             $    62    $   102    $   106    $   226
                                                                 =======    =======    =======    =======


Earnings Per Share Information
     Primary                                                     $  0.04    $  0.13    $  0.08   $  0.26
                                                                 =======    =======    =======   =======
     Fully diluted                                               $  0.04    $  0.10    $  0.08   $  0.21
                                                                 =======    =======    =======   =======



          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                For the Three Months Ended June 30,For the Six Months Ended June 30,
                                                                ---------------------------------- ---------------------------------
                                                                          2000          1999           2000          1999
                                                                          ----          ----           ----          ----
                                                                           (Dollars in Thousands)

Net income                                                              $     59      $    123      $    116      $    245
Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
         Provision for credit losses                                          51            (2)          125            20
         Depreciation and amortization                                        90            89           180           168
         Net premium amortization and discount accretion                      16             5            10            10
         (Increase) decrease in other assets                                 508          (154)          628          (525)
         Increase (decrease) in other liabilities                             90          (403)           69          (374)
         Origination of loans held for sale                               (4,513)      (31,831)      (11,690)      (62,389)
         Proceeds on sale of loans held for sale                           4,833        33,579        13,054        66,994
                                                                        --------      --------      --------      --------

              Net cash provided by operating activities                    1,134         1,406         2,492         4,149
                                                                        --------      --------      --------      --------

Cash flows from investing activities: Net (increase) decrease in:
         Investment securities                                            (2,734)       (1,181)       (2,586)         (976)
         Interest-bearing deposits in other banks                           (294)           22          (328)            8
         Loans                                                              (583)       (3,111)       (5,244)       (5,867)
     Purchases of bank premises and equipment, net                            34           (67)          (63)         (178)
                                                                        --------      --------      --------      --------

              Net cash used by investing activities                       (3,577)       (4,337)       (8,221)       (7,013)
                                                                        --------      --------      --------      --------

Cash flows from financing activities:
     Net increase (decrease) in deposits                                       2        (3,756)        2,662        (8,456)
     Repayments of FHLB advances, net                                        (12)        5,758           (95)        5,745
                                                                        --------      --------      --------      --------

              Net cash provided (used) by
                financing activities                                         (10)        2,002         2,567        (2,711)
                                                                        --------      --------      --------      --------

Decrease in cash and cash equivalents                                     (2,453)         (929)       (3,162)       (5,575)

Cash and cash equivalents at beginning of period                           6,881         8,494         7,590        13,140
                                                                        --------      --------      --------      --------

Cash and cash equivalents at end of period                              $  4,428      $  7,565      $  4,428      $  7,565
                                                                        ========      ========      ========      ========
















          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)



                                                                                                   Net
                                                      Common Stock                              Unrealized
                                           ---------------------------------                      Holding
                                                          Par             Additional               Gains          Total
                                                         Value             Paid-in    Retained  (Losses) on    Stockholders'
                                              Shares   (Rounded)   Amount  Capital    Earnings   Securities       Equity
                                           ----------- ---------  -------  ---------  --------  ------------------------------------
                                                              (Dollars in Thousands, Except Par Value Per Share)

Balance, December 31, 1999                  1,307,167   $   3.15  $ 4,125   $  4,271  $    47   $     (76)     $   8,367

Stock options/warrants exercised              116,225        --       366        367      --          --             733

Comprehensive income:
   Net income                                    --          --       --         --       116         --
   Net change in unrealized holding
     gains on securities                         --          --       --         --       --          (10)

     Total comprehensive income                  --          --       --         --       --          --             106
                                            ---------   --------  -------   --------  -------   ---------      ---------

Balance, June 30, 2000                      1,423,392   $   3.15  $ 4,491   $  4,638  $   163   $     (86)     $   9,206
                                            =========   ========  =======   ========  =======   =========      =========


































          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Citrus Financial Services, Inc., and its wholly owned subsidiary, Citrus Bank, N.A. The consolidated financial statements for the three and six months ended June 30, 2000 and 1999, have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year. The accounting policies followed by Citrus are set forth in Note 1 to Citrus' consolidated financial statements contained in the 1999 Annual Report to Stockholders and are incorporated herein by reference.

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

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000


NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. The following information was used in the computation of earnings per share on both a basic and diluted basis for the three and six months ended June 30, 2000 and 1999 (in thousands except per share data):

                                                                    For the Three Months         For the Six Months
                                                                       Ended June 30,               Ended June 30,
                                                                   2000           1999           2000           1999
                                                                  ------         ------         ------         ------

Basic EPS computation:
    Numerator - Net income                                        $   59         $  123         $  116         $  245
    Denominator - Weighted average shares outstanding              1,411            952          1,370            952
                                                                  ------         ------         ------         ------

    Basic EPS                                                     $ 0.04         $ 0.13         $ 0.08         $ 0.26
                                                                  ======         ======         ======         ======

Diluted EPS computation:
    Numerator - Net income                                        $   59         $  123         $  116         $  245
                                                                  ------         ------         ------         ------
    Denominator - Weighted average shares outstanding              1,411            952          1,370            952
    Stock options and warrants                                        24            227             24            227
                                                                  ------         ------         ------         ------

                                                                   1,435          1,179          1,394          1,179
                                                                  ------         ------         ------         ------

    Diluted EPS                                                   $ 0.04         $ 0.10         $ 0.08         $ 0.21
                                                                  ======         ======         ======         ======


NOTE 3 - LOANS HELD FOR INVESTMENT

Loans held for investment consisted of (dollars in thousands):

                                                                       June 30,            December 31,
                                                                         2000                  1999
                                                                       --------              -------

Real estate                                                            $ 53,861             $ 49,486
Commercial and agriculture                                               14,797               13,881
Installment and other loans                                               4,289                4,385
                                                                       --------             --------
      Total loans, gross                                                 72,947               67,752
Unearned income and deferred fees                                            (3)                  (2)
Allowance for credit losses                                                (501)                (401)
                                                                       --------             --------
      Net loans                                                        $ 72,443             $ 67,349
                                                                       ========             ========

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000


NOTE 4 - LOANS HELD FOR SALE

Loans held for sale include residential real estate loans held for sale to FNMA and outstanding loans originated by third- party brokers, assigned to Citrus Bank, and held by Citrus Bank pending transfer to investors with take-out commitments. At June 30, 2000, and December 31, 1999, such loans totaled $599,000 and $1,963,000, respectively. These loans are carried at cost, which is lower than market.

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

Citrus maintains the allowance for credit losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for credit losses follows (dollars in thousands):

                                               Six Months       Twelve Months
                                             Ended June 30,   Ended December 31,
                                                 2000               1999
                                               --------            -------

Balance, beginning of period                     $401               $461
                                                 ----               ----
Recoveries
         Real estate loans                        --                 --
         Installment loans                          1                --
         Credit card and related plans              1                  1
         Commercial and all other loans           --                  32
                                                 ----               ----
                                                    2                 33
                                                 ----               ----
Charge-offs
         Real estate loans                        --                 --
         Installment loans                          5                153
         Credit card and related plans              7                 28
         Commercial and all other loans            15                587
                                                 ----               ----
                                                   27                768
                                                 ----               ----

Provision charged to operations                   125                675
                                                 ----               ----

Balance, end of period                           $501               $401
                                                 ====               ====


                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000


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

Financial instruments at June 30, 2000, consisted of commitments to extend credit approximating $8.3 million and letters of credit of $746,000.

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


NOTE 7 - STOCKHOLDERS' EQUITY

Authorized Capital Stock:
Citrus has authorized 11,000,000 shares of authorized capital stock, consisting of 10,000,000 shares of common stock, par value $3.15 (as adjusted for stock splits) per share, and 1,000,000 shares of preferred stock, par value of $5.00 per share. As of June 30, 2000, 1,423,392 shares of common stock were issued and outstanding and 58,824 shares were subject to issuance pursuant to vested options and warrants. No shares of preferred stock were issued.

Stock Warrants:
In connection with Citrus' 1990 offering, organizers were granted warrants to purchase 469,772 shares of common stock at $6.31 per share, (as adjusted for stock splits). The warrants are exercisable for a ten-year period commencing April 13, 1990. During the first and second quarters of 2000, warrants for 36,997 and 60,439 shares, respectively, were exercised. Warrants totaling 17,465 expired unexercised during the quarter ended June 30, 2000, which represented less than 4% of the original warrants.

Executive Officer Stock Options:
Citrus has also entered into stock option agreements with its executive officers providing for the granting of 112,613 non-statutory stock options. Such options are exercisable between $6.31 (as adjusted for stock splits) and $10.75 per share. In April 2000, 18,789 options were exercised leaving 93,824 options outstanding at June 30, 2000 (of which 58,824 options were vested).


NOTE 8 - SUBSEQUENT EVENT

In July 2000, the Citrus Board of Directors voted to close down the Miami loan production office as of July 31, 2000. No costs of closing down the Miami loan production office have been accrued or estimated at this time.

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

Citrus Bank commenced business operations on April 13, 1990, in a permanent facility located at the corner of Indian River Boulevard and 17th Street, Vero Beach, Florida. The facility is a three-story office condominium, the first floor of which is owned by Citrus Bank. Citrus Bank operates a branch office at 1020 U.S. 1, Sebastian, Florida, which commenced operations in February 1993 and another branch office located at 1020 Buttonwood Street, Barefoot Bay, Florida, which commenced operations in September 1996. During 1999, Citrus opened loan production offices in Miami and Sebring, Florida.

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

Citrus expended approximately $55,000 since the inception of its Year 2000 compliance program. Citrus experienced no significant problems related to its information technology systems upon arrival of the Year 2000, nor was there any reported interruption in service to its customers of any kind. No significant Year 2000 expenses have been incurred since December 31, 1999.

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

                              Results of Operations

Net Income

Citrus' net income declined $64,000 and $129,000, respectively, for the three and six months ended June 30, 2000, over the comparable periods in 1999. This downward trend for the three and six months ended June 30, 2000, versus 1999 reflects:

- declining margins as the cost of deposits have risen more sharply than the yield on earning assets;

-   increased provision for credit losses of $53,000 and $105,000, respectively;

- increased operating costs associated with the loan production offices in Miami and Sebring, Florida; and

- declines experienced in the origination of loans under Citrus Bank's funding program.

The increase in average earning assets of $8.6 million, or 11.7%, for the first six months of 2000 versus the same period in 1999 along with an increase of approximately 10 basis points in the average yield on earning assets produced a net increase in total interest income of $422,000, or 13.4%, in the first six months of 2000 as compared to the first six months of 1999. For the three and six months ended June 30, 2000, as compared with the comparable period in 1999, increases in total interest income of $242,000 and $422,000, respectively, were partially offset by increases in interest expense of $220,000 and $284,000, respectively. Noninterest expense in the first six months of 2000 as compared to the first six months of 1999 rose at a pace of 13.7% to $1,816,000 from $1,597,000. The loan production offices started in 1999 contributed to substantially all of this increase. The return on average assets for the six months ended June 30, 2000, was 0.26% annualized as compared with the return of average assets of 0.61% for the same period in 1999.

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

Net interest income (before provision for credit losses) was $1,911,000 for the six months ended June 30, 2000, as compared to $1,773,000 for the six months ended June 30, 1999. The substantial average growth of Citrus' total loan portfolio between these periods of almost $9.8 million, or 15.8%, was more than offset by an increase in the average cost of interest-bearing liabilities of 40 basis points, which contributed to the decline in the net interest margin and interest-rate spread. Net interest margin (which is net interest income divided by average interest-earning assets) declined 4.6% for the six months ended June 30, 2000, as compared to 4.8% for the six months ended June 30, 1999. Net interest-rate spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.7% for the six months ended June 30, 2000, as compared to 4.0% for the six months ended June 30, 1999.

The decline in the key measurements of net interest income results from the shift in the mix of deposit liabilities with higher costing certificates of deposit comprising a greater percentage of total deposits. At June 30, 2000, certificates of deposit totaled $55.4 million, or 67.8%, of total deposits, as compared with $49.0 million, or 61.9%, at December 31, 1999. For the six months ended June 30, 2000 and 1999, the ratios were 63.5% and 60.6%, respectively. In addition, rates paid on certificates of deposit have increased by approximately 40 basis points in the six months ended June 30, 2000, as compared with the same period in 1999.

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














                        [Page intentionally left blank.]

Average Balances, Income and Expenses, and Rates (dollars in thousands)

                                                                            For the Six Months Ended June 30,
                                                                       2000                                   1999
                                                         --------------------------------        -----------------------------
                                                                     Interest       Average                 Interest     Average
                                                        Average         and         Yield/      Average        and        Yield/
                                                        Balance      Dividends       Rate       Balance     Dividends      Rate
                                                        -------      ---------       ----       -------     ---------      ----

Earning assets:
     Interest-earning deposits                          $    85       $     3        6.3%       $    28      $     1       4.9%
     Taxable securities                                   7,071           210        5.9%         5,987          160       5.3%
     Federal funds sold                                   4,144           121        5.8%         6,390          151       4.7%
     Loans held for sale                                  1,059            44        8.3%         6,515          324       9.9%
     Loans held for investment, net                      70,354         3,198        9.1%        55,143        2,518       9.1%
                                                         ------        ------                    ------        -----

         Total earning assets                            82,713         3,576        8.6%        74,063        3,154       8.5%
                                                                       ------                                  -----

Non-earning assets                                        6,984                                   6,841
                                                         ------                                  ------

         Total assets                                   $89,697                                 $80,904
                                                        =======                                 =======

Interest-bearing liabilities:
     NOW and money market deposits                      $ 8,153            94        2.3%       $ 6,799           62       1.8%
     Savings                                              8,570           138        3.2%         9,580          152       3.2%
     Time deposits                                       51,004         1,428        5.6%        44,158        1,147       5.2%
     Other borrowings                                       168             5        5.8%           944           20       4.2%
                                                         ------         -----                    ------        -----

         Total interest-bearing liabilities              67,895         1,665        4.9%        61,481        1,381       4.5%
                                                                        -----                                  -----

Noninterest-bearing liabilities                          12,989                                  12,856
Stockholders' equity                                      8,813                                   6,567
                                                         ------                                  ------

         Total liabilities and
              stockholders' equity                      $89,697                                 $80,904
                                                        =======                                 =======

Net interest income before provision
  for credit losses                                                   $ 1,911                                $ 1,773
                                                                      =======                                =======

Interest-rate spread                                                                 3.7%                                  4.0%
                                                                                     ====                                  ====

Net interest margin                                                                  4.6%                                  4.8%
                                                                                     ====                                  ====

Ratio of average earning assets to
  average interest-bearing liabilities                   121.8%                                  120.5%
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

At June 30, 2000, Citrus had 14 loans classified as substandard, doubtful, or loss totaling $2.0 million. At December 31, 1999, Citrus had loans totaling $656,000 in the same categories. Substantially all of the increase is attributable to three borrowers and their affiliated companies. Management believes that two of the underlying loan relationships are well-secured. The third loan relationship is believed to be backed by a financially sound guarantor. At both June 30, 2000, and December 31, 1999, Citrus had no material loss assets to be charged-off. Loans classified by management as impaired totaled $562,000 and $368,000 at June 30, 2000, and December 31, 1999,
respectively.

Nonperforming loans include loans that have been placed on nonaccrual status by Citrus and loans past due for ninety days or more. Some of these nonperforming loans are well-collateralized, posing no significant risk of loss, and have not been classified as substandard, doubtful, or loss. A summary of nonperforming loans and assets follows:










                        [Page intentionally left blank.]



                                                                                     June 30,          December 31,
                                                                                       2000               1999
                                                                                     --------           -------
                                                                                        (dollars in thousands)

Nonaccrual loans held for investment:
     Real estate loans                                                                $ --               $   88
     Installment loans                                                                   209                201
     Credit cards and related plans                                                     --                 --
     Commercial and all other loan                                                     1,205                167
                                                                                      ------             ------
Total nonaccrual loans held for investment                                             1,414                456
                                                                                      ------             ------

Accruing loans held for investment over 90 days delinquent:
     Real estate loans                                                                  --                 --
     Installment loans                                                                  --                 --
     Credit cards and related plans                                                     --                    2
     Commercial and all other loans                                                     --                 --
                                                                                      ------             ------
Total accrual loans held for investment over 90 days delinquent                         --                    2
                                                                                      ------             ------

Troubled debt restructurings not included above                                         --                 --
                                                                                      ------             ------

Total nonperforming loans held for investment                                          1,414                458
                                                                                      ------             ------

Other real estate owned:
     Real estate acquired by foreclosure or deed in lieu
         of foreclosure                                                                   88               --
                                                                                      ------             ------
     Total nonperforming loans held for investment and
          other real estate owned                                                     $1,502             $  458
                                                                                      ======             ======

     Total nonperforming loans held for investment
         as a percentage of total loans held for investment                             1.94%              0.68%
                                                                                      ======             ======
     Total nonperforming loans held for investment
         as a percentage of total assets                                                1.54%              0.52%
                                                                                      ======             ======
     Total nonperforming loans held for investment
         and other real estate owned as a percentage of total assets                    1.64%              0.52%
                                                                                      ======             ======

Troubled debt restructurings and modified loans held for investment:
     Current                                                                          $1,678             $1,585
     Past due over 30 days and less than 90 days                                        --                   60
     Past due over 90 days and included above                                           --                   88
                                                                                      ------             ------

                                                                                      $1,678             $1,733
                                                                                      ======             ======


Nonperforming loans at June 30, 2000, increased from the quarter ended March 31, 2000, total of $362,000, and the December 31, 1999, total of $458,000. Other real estate owned at June 30, 2000, totaled $88,000, as compared with no other real estate owned at December 31, 1999. Troubled debt restructuring at June 30, 2000, declined $55,000 from the level at December 31, 1999.

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



Activity in the allowance for credit losses follows (dollars in thousands):
                                                                      Six Months          Twelve Months
                                                                         Ended                Ended
                                                                        June 30,           December 31,
                                                                          2000                1999
                                                                        --------            --------

Allowance at beginning of period                                          $401                 $461
                                                                          ----                 ----

Recoveries:
    Real estate loans                                                      --                   --
    Installment loans                                                        1                  --
    Credit cards and related plans                                           1                    1
    Commercial and all other loans                                         --                    32
                                                                          ----                 ----
Total recoveries                                                             2                   33
                                                                          ----                 ----

Charge-offs:
    Real estate loans                                                      --                   --
    Installment loans                                                        5                  153
    Credit cards and related plans                                           7                   28
    Commercial and all other loans                                          15                  587
                                                                          ----                 ----
Total charge-offs                                                           27                  768
                                                                          ----                 ----

Provision for credit losses charged to operations                          125                  675
                                                                          ----                 ----

Allowance at end of period                                                $501                 $401
                                                                          ====                 ====

Ratio of net charge-offs during the period to average
   loans outstanding during the period (including loans
   held for sale)                                                         0.07%                1.15%
                                                                          ====                 ====


At June 30, 2000, the allowance for credit losses amounted to $501,000, or 0.69% of outstanding loans held for investment. At December 31, 1999, the allowance for credit losses amounted to $401,000, or 0.59% of outstanding loans held for investment. Citrus' provision for credit losses was $125,000 for the six months ended June 30, 2000. For the same six months period in 1999, the provision for credit losses was $20,000. The provision was made based on management's assessment of general credit loss risk and asset quality. The increase in the allowance for credit losses as a percentage of outstanding loans reflects recent increases in the level of net charge-offs experienced in late-1999 and increases in classified and nonperforming loans during the first six months of 2000.

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

Total noninterest income decreased by $23,000, or 9.7%, during the six months ended June 30, 2000, as compared to the same period in 1999. Fees and service charges were $201,000 for the six months ended June 30, 2000, as compared to $220,000 for the comparable periods in 1999, a decrease of 8.6%. A decline in NSF and overdraft fees of approximately $30,000 contributed to this decline.

Noninterest Expense. Total noninterest expense increased by $219,000, or 13.7%, during the six months ended June 30, 2000, as compared to the same period in 1999. This increase was consistent with Citrus' loan growth and reflected normal salary and benefit increases, including the new loan production offices in Miami and Sebring, Florida. As a result of these factors, Citrus experienced higher operating costs as follows:

  - salary and benefit expenses increased $97,000, or 11.6%;
  - occupancy-related expenses increased $59,000, or 19.5%; and,
  - other operating expenses increased $63,000, or 13.7%.

Income Tax Expense

The income tax provision was $68,000 for the six months ended June 30, 2000, or an effective rate of 37.0%. This compares with an effective rate of 37.6% for the same period in 1999.


                   Comparison of Results of Operations for the
                    Three Months Ended June 30, 2000 and 1999

Net Interest Income

Net interest income (before provision for credit losses) was $946,000 for the three months ended June 30, 2000, as compared to $924,000 for the three months ended June 30, 1999. The increases in earning assets of $11.8 million, or 16.2%, were attributable to the growth of Citrus' loan portfolio of $15.4 million, or 27.3%, between these periods; however the declining net interest-rate spread and net interest margin contributed to only moderate increases in net interest income in 2000 versus 1999. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.6% for the three months ended June 30, 2000, as compared to 4.4% for the three months ended June 30, 1999. Net interest margin, net interest income divided by average interest-earning assets, declined to 4.5% in the second quarter of 2000 from the 5.1% reported for the three months ended June 30, 1999. Net interest-rate spread and net interest margins were impacted by higher costs of deposits and the reversal of interest income on nonaccrual loans of approximately $33,000.

Noninterest Income and Expense

Noninterest Income. Total noninterest income declined by $19,000 during the three months ended June 30, 2000, as compared to the same period in 1999, reflecting decreased NSF and overdraft fees. Fees and service charges were $98,000 for the three months ended June 30, 2000, as compared to $113,000 for the comparable period in 1999, a decrease of 13.3%.

Noninterest Expense. Total noninterest expense increased by $53,000 during the three months ended June 30, 2000, as compared to the same period in 1999, as a result of Citrus' continued growth. For the second quarter of 2000, this increase includes an increase in salary and benefits expense of $13,000, or 2.9%. Occupancy-related expenses increased $24,000, or 14.8%, in the second quarter of 2000 as compared with the same period in 1999, principally due to the start- up of Citrus' in-house data processing center and the loan production offices. Other operating expenses for the second quarter of 2000 increased $16,000, or 6.5%, as compared with the same period in 1999.

Income Tax Expense

The income tax provision was $35,000 for the three months ended June 30, 2000, or an effective rate of 37.2%. This compares with an effective rate of 37.6% for the same period in 1999.

                               Financial Condition

Citrus' total assets at June 30, 2000, were $91.5 million, an increase of $3.4 million, or 3.9%, from $88.1 million at December 31, 1999. Increases in total loans of $3.7 million were offset by declines in cash and cash equivalents of $3.2 million since December 31, 1999. Deposits increased approximately $2.7 million, with higher costing certificates of deposit contributing $6.4 million in total increases and offsets in other deposits of $3.7 million.

Total stockholders' equity as of June 30, 2000, was $9.2 million, an increase of $839,000, or approximately 10.0%, compared with stockholders' equity of $8.4 million as of December 31, 1999. This increase was attributable to net income for the six months of 2000 of $116,000 and $733,000 in additional capital from the exercise of the options and warrants, partially offset by a decrease of $10,000 in the market value (net of deferred income taxes) of investment securities available-for-sale.

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the six months ended June 30, 2000):

                                                                               Six Months Ended    Year Ended
                                                                                    June 30,       December 31,
                                                                                      2000            1999
                                                                                    --------        ---------

Return on average assets                                                              0.26%          -0.33%
Return on average equity                                                              2.63%          -4.09%
Interest-rate spread during the period                                                3.70%           4.10%
Net interest margin                                                                   4.60%           4.70%
Allowance for credit losses to period end loans held for investment                   0.69%           0.59%
Net charge-offs to average loans held for investment                                  0.07%           1.26%
Nonperforming assets to period end loans held for investment
    and foreclosed property                                                           2.06%           0.68%
Nonperforming assets to period end total assets                                       1.64%           0.52%


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

Short-Term Investments. Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell and interest-bearing deposits, averaged $4.2 million in the first six months of 2000 as compared to $6.4 million in the same period of 1999. At June 30, 2000, and December 31, 1999, short-term investments totaled $2.4 million and $3.6 million, respectively. These funds are a primary source of Citrus' liquidity and are generally invested in an earning capacity on an overnight basis.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for Citrus' loan portfolio and other earning assets. Citrus' core deposits were $70.7 million at June 30, 2000, and $69.3 million at December 31, 1999. Management anticipates that a stable base of deposits will be Citrus' primary source of funding to meet both its short-term and long-term liquidity needs in the future.

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

Borrowings. Citrus Bank has a line of credit master agreement with the FHLB of Atlanta that enables Citrus Bank to borrow up to $10,000,000. These advances are collateralized by Citrus Bank's FHLB stock and a blanket floating lien consisting of wholly-owned residential (1-4 units) first mortgage loans. At June 30, 2000, there were no advances outstanding under this line. In addition to the line of credit arrangement, Citrus Bank had fixed FHLB advances outstanding as follows (dollars in thousands):

                                            At June 30,       At December 31,
   Maturity Date       Interest Rate           2000               1999
   -------------       -------------           ----               ----

     2003                  5.76%              $ 142               $ 167
                                              =====               =====

During the first six months of 2000, Citrus repaid other borrowings of $70,000 from Central Illinois Bank under its revolving line of credit agreement in the amount of $500,000.

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

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Citrus and Citrus Bank exceeded their minimum regulatory capital ratios as of June 30, 2000, as reflected in the following table.

The following table sets forth Citrus Bank's regulatory capital position (dollars in thousands):

                                                        Actual           Minimum(1)      Well-Capitalized(2)
                                                  Amount       %       Amount      %       Amount     %
                                                  ------     -----     ------   -----      ------   -----

Total Capital (to Risk-Weighted Assets)           $8,667     11.48%    $6,041   8.00%      $7,551   10.00%
Tier I Capital (to Risk-Weighted Assets)          $8,166     10.81%    $3,020   4.00%      $4,530    6.00%
Tier I Capital (to Average Assets)                $8,166      9.00%    $3,631   4.00%      $4,539    5.00%

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



PART II:   OTHER INFORMATION

           Item 1.   Legal Proceedings.
                     None.

           Item 2.   Changes In Securities.
                     None.

           Item 3.   Defaults upon Senior Securities.
                     None.

           Item 4. Submission of Matters to a Vote of Security Holders. An Annual Meeting of Shareholders was held on April 24, 2000. At that meeting, a majority of the shareholders of record voted to elect a total of four Class I directors, each to serve for a term of three years; to ratify the Board of
                     Directors'    appointment    of   the   Company's
                     independent auditors for the fiscal year ending December 31, 2000; to approve the adjournment of the Annual Meeting to solicit additional proxies in the event that there were not sufficient votes to approve any one or more or the proposals; and, to transact such other business as may properly come before the 2000 Annual Meeting and any adjournments thereof.

           Item 5.   Other Information.

           Item 6.   Exhibits and Reports on Form 8-K.
                     a) Exhibits.
                         --------
                        Exhibit 27 - Financial Data Schedule.

                     b) Reports on Form 8-K.
                         -------------------
                        A Form 8-K was filed by Citrus on June 16, 2000, which reported that Mr. Josh C. Cox, Jr., had resigned his executive officer and director positions in Citrus and Citrus Bank, N.A., effective June 14, 2000. Mr. Randy
                        J. Riley was named interim President and Chief Executive Officer of Citrus and interim Chief Executive Officer of Citrus Bank, N.A.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registered has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Citrus Financial Services, Inc.




Date:          August 3, 2000         /s/ Randy J. Riley
               --------------         ------------------
                                      Randy J. Riley
                                      Interim President/ Chief Executive Officer



Date:          August 3, 2000         /s/ Marion H. Tupek
               --------------         -------------------
                                      Marion H. Tupek
                                      Vice President