Form 10QSB
period 2000-09-30
CITRUS FINANCIAL SERVICES INC
filed 2000-11-14
CIK 852616

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

                For the Quarterly Period Ended September 30, 2000
                        Commission File Number 000-26145

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
    -----

Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the latest practicable date:

     Class                                   Outstanding as of November 10, 2000
---------------                              -----------------------------------
Common Stock                                              1,423,402
Par Value $3.15 per share (rounded)

                         CITRUS FINANCIAL SERVICES, INC.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER

REPORT OF INDEPENDENT ACCOUNTANTS                                            3

PART I:  FINANCIAL INFORMATION

     Item 1: Financial Statements:
             Consolidated Condensed Balance Sheets as of September 30, 2000
             (Unaudited) and December 31, 1999                               4

             Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2000 and
             1999 (Unaudited)                                                5

             Consolidated Condensed Statements of Cash Flows for the Three
             and Nine Months Ended September 30, 2000 and 1999 (Unaudited)   6

             Consolidated Statement of Changes in Stockholders' Equity
             (Unaudited)                                                     7

             Notes to Consolidated Financial Statements (Unaudited)          8

     Item 2: Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       12

PART II: OTHER INFORMATION                                                   22

Signatures                                                                   23

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Audit Committee
Citrus Financial Services, Inc. and Subsidiary
Vero Beach, Florida

We have reviewed the accompanying consolidated condensed balance sheet of Citrus Financial Services, Inc., and its wholly-owned subsidiary ("Citrus"), Citrus Bank, N.A. ( "Citrus Bank"), as of September 30, 2000, and the related consolidated statements of operations and comprehensive income and consolidated condensed statements of cash flows for the three and nine months ended September 30, 2000 and 1999, and the related consolidated statement of changes in stockholders' equity for the nine months ended September 30, 2000. These consolidated financial statements are the responsibility of Citrus' management.

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



STEVENS, SPARKS & COMPANY, P.A.
Jacksonville, Florida
November 10, 2000

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                               September 30, 2000
                                                                   (Unaudited)        December 31, 1999
                                                                 ---------------      -----------------
                                                                 (In Thousands, Except Per Share Data)

ASSETS
Cash and due from banks                                            $     2,471             $     4,040
Federal funds sold                                                       5,230                   3,550
                                                                   -----------             -----------
     Total cash and cash equivalents                                     7,701                   7,590
Interest-bearing deposits in other banks                                    17                      32
Securities available-for-sale at fair value                              9,571                   5,636
Securities held-to-maturity (market value of
    $635 for 2000 and $953 for 1999)                                       689                   1,039
Loans held for investment less allowance for credit losses              70,920                  67,349
Loans held for sale                                                        859                   1,963
Facilities                                                               2,606                   2,802
Other real estate owned                                                     88                    --
Other assets                                                             1,751                   1,648
                                                                   -----------             -----------

         TOTAL                                                     $    94,202             $    88,059
                                                                   ===========             ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing                                           $    12,132             $    12,092
     NOW accounts                                                        4,046                   4,639
     Money market accounts                                               3,756                   4,287
     Savings accounts                                                    8,880                   9,105
     Time, $100,000 and over                                            10,688                   9,747
     Other time deposits                                                44,629                  39,221
                                                                   -----------             -----------

         Total deposits                                                 84,131                  79,091

Other borrowings                                                           129                     237
Accounts payable and accrued liabilities                                   594                     364
                                                                   -----------             -----------

         Total liabilities                                              84,854                  79,692
                                                                   -----------             -----------

Commitments and contingencies                                             --                      --
                                                                   -----------             -----------

Stockholders' equity:
     Preferred stock                                                      --                      --
     Common stock                                                        4,491                   4,125
     Additional paid-in capital                                          4,638                   4,271
     Retained earnings                                                     276                      47
     Accumulated other comprehensive income
         Net unrealized holding losses on securities                       (57)                    (76)
                                                                   -----------             -----------

         Total stockholders' equity                                      9,348                   8,367
                                                                   -----------             -----------

         TOTAL                                                     $    94,202             $    88,059
                                                                   ===========             ===========

Book value per common share                                        $      6.57             $      6.40
                                                                   ===========             ===========

Common shares outstanding                                            1,423,402               1,307,167
                                                                   ===========             ===========






          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

                                                     For the Three Months Ended September 30,For the Nine Months Ended September 30,
                                                     -------------------------------------------------------------------------------
                                                                      2000           1999           2000           1999
                                                                      ----           ----           ----           ----
                                                                        (Dollars in Thousands, Except Per Share Data)
Interest and fees on loans held for investment                      $ 1,650        $ 1,348        $ 4,848        $ 3,866
Interest and fees on loans held for sale                                 18            136             62            460
Investment income on investment securities
   and interest-bearing deposits in other banks                         153             94            366            255
Federal funds sold                                                       75             48            196            199
                                                                    -------        -------        -------        -------
         Total interest income                                        1,896          1,626          5,472          4,780
                                                                    -------        -------        -------        -------

Interest on deposits                                                    957            710          2,617          2,071
Other                                                                     2             28              7             48
                                                                    -------        -------        -------        -------
         Total interest expense                                         959            738          2,624          2,119
                                                                    -------        -------        -------        -------

         Net interest income before provision
              for credit losses                                         937            888          2,848          2,661
                                                                    -------        -------        -------        -------

Provision for credit losses                                               4            144            129            164
                                                                    -------        -------        -------        -------

         Net interest income                                            933            744          2,719          2,497
                                                                    -------        -------        -------        -------

Fees and service charges                                                 88            104            289            324
Other income                                                             28              8             41             25
                                                                    -------        -------        -------        -------
         Total other income                                             116            112            330            349
                                                                    -------        -------        -------        -------

Other expenses:
   Salaries and employee benefits                                       440            479          1,370          1,312
   Expenses of bank premises and fixed assets                           171            162            533            465
   Other operating expenses                                             256            261            780            722
                                                                    -------        -------        -------        -------
         Total other expenses                                           867            902          2,683          2,499
                                                                    -------        -------        -------        -------

Income before provision for income taxes                                182            (46)           366            347

Provision for income taxes                                               69            (17)           137            131
                                                                    -------        -------        -------        -------

Net income                                                              113            (29)           229            216

Other comprehensive income, net of income taxes:
   Unrealized holding gains (losses) arising during period               49              6             39            (11)
   Less: reclassification adjustments for gains included in
         net income for the period                                      (20)          --              (20)            (2)
                                                                    -------        -------        -------        -------
         Total other comprehensive income,
              net of income taxes                                        29              6             19            (13)
                                                                    -------        -------        -------        -------

Comprehensive income                                                $   142        $   (23)       $   248        $   203
                                                                    =======        =======        =======        =======


Earnings Per Share Information
     Primary                                                        $  0.09        $ (0.03)       $  0.17        $  0.23
                                                                    =======        =======        =======        =======
     Fully diluted                                                  $  0.08        $ (0.02)       $  0.16        $  0.18
                                                                    =======        =======        =======        =======



          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                For the Three Months Ended           For the Nine Months Ended
                                                                      September 30,                        September 30,
                                                                ---------------------------          ---------------------------
                                                                    2000          1999                    2000          1999
                                                                    ----          ----                    ----          ----
                                                                                    (Dollars in Thousands)
Net income                                                       $    113      $    (29)               $    229      $    216
Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
         Provision for credit losses                                    4           144                     129           164
         Depreciation and amortization                                 87            86                     267           254
         Gain on sale of securities                                   (20)         --                       (20)           (2)
         Net premium amortization and discount accretion               (6)           (4)                    (16)          (14)
         (Increase) decrease in other assets                         (142)          300                     486          (225)
         Increase (decrease) in other liabilities                     161            56                     230          (318)
         Origination of loans held for sale                        (6,692)      (22,585)                (18,382)      (84,974)
         Proceeds on sale of loans held for sale                    6,432        22,859                  19,486        89,853
                                                                 --------      --------                --------      --------

              Net cash provided (used)
               by operating activities                                (63)          827                   2,409         4,954
                                                                 --------      --------                --------      --------

Cash flows from investing activities:
   Net (increase) decrease in:
       Investment securities                                         (964)          156                  (3,530)         (798)
       Interest-bearing deposits in other banks                       343           (38)                     15           (30)
       Loans                                                        1,600        (4,357)                 (3,644)      (10,224)
   Purchases of bank premises and equipment, net                       (8)          (64)                    (71)         (242)
                                                                 --------      --------                --------      --------

              Net cash provided (used)
               by investing activities                                971        (4,303)                 (7,230)      (11,294)
                                                                 --------      --------                --------      --------

Cash flows from financing activities:
     Net increase in deposits                                       2,378         9,353                   5,040           897
     Repayments of FHLB advances, net                                 (13)       (5,793)                   (108)          (48)
                                                                 --------      --------                --------      --------

              Net cash provided by
                financing activities                                2,365         3,560                   4,932           849
                                                                 --------      --------                --------      --------

Increase (decrease) in cash and cash equivalents                    3,273            84                     111        (5,491)

Cash and cash equivalents at beginning of period                    4,428         7,565                   7,590        13,140
                                                                 --------      --------                --------      --------

Cash and cash equivalents at end of period                       $  7,701      $  7,649                $  7,701      $  7,649
                                                                 ========      ========                ========      ========













          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                                                              Net
                                                         Common Stock                                      Unrealized
                                                -------------------------------                              Holding
                                                               Par               Additional                   Gains         Total
                                                              Value                Paid-in      Retained   (Losses)on  Stockholders'
                                                  Shares    (Rounded)   Amount     Capital      Earnings    Securities     Equity
                                                ---------  ---------   --------  -----------   ----------   -----------    ---------
                                                                   (Dollars in Thousands, Except Par Value Per Share)
Balance, December 31, 1999                      1,307,167    $3.15     $  4,125   $   4,271    $      47    $     (76)    $   8,367

Stock options/warrants exercised                  116,235     --            366         367         --           --             733

Comprehensive income:
   Net income                                        --                    --          --           --            229          --
   Net change in net unrealized
     holding gains on securities
     less reclassification for
     realized gains                                  --                    --          --           --           --              19

     Total comprehensive income                      --       --           --          --           --           --             248
                                                                                                ---------    ---------     ---------

Balance, September 30, 2000                     1,423,402    $3.15    $  4,491    $   4,638    $     276    $     (57)    $   9,348
                                                =========    =====    ========    =========    =========    =========     =========
































          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Citrus Financial Services, Inc., and its wholly owned subsidiary, Citrus Bank, N.A. The consolidated financial statements for the three and nine months ended September 30, 2000 and 1999, have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year. The accounting policies followed by Citrus are set forth in Note 1 to Citrus' consolidated financial statements contained in the 1999 Annual Report to Stockholders and are incorporated herein by reference.

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

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000


NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. The following information was used in the computation of earnings per share on both a basic and diluted basis for the three and nine months ended September 30, 2000 and 1999 (in thousands except per share data):

                                                                   For the Three Months          For the Nine Months
                                                                    Ended September 30,          Ended September 30,
                                                                    2000          1999             2000          1999
                                                                  --------      ---------        --------      --------
Basic EPS computation:
    Numerator - Net income                                        $   113        $   (29)        $   229        $   216
    Denominator - Weighted average shares outstanding               1,423            952           1,388            952
                                                                  -------        -------         -------        -------

    Basic EPS                                                     $  0.09        $ (0.03)        $  0.17        $  0.23
                                                                  =======        =======         =======        =======

Diluted EPS computation:
    Numerator - Net income                                        $   113        $   (29)        $   229        $   216
                                                                  -------        -------         -------        -------
    Denominator - Weighted average shares outstanding               1,423            952           1,388            952
    Stock options and warrants                                         25            221              24            221
                                                                  -------        -------         -------        -------

                                                                    1,448          1,173           1,412          1,173
                                                                  -------        -------         -------        -------

    Diluted EPS                                                   $  0.08        $ (0.02)        $  0.16        $  0.18
                                                                  =======        =======         =======        =======


NOTE 3 - LOANS HELD FOR INVESTMENT

Loans held for investment consisted of (dollars in thousands):

                                           September 30,          December 31,
                                               2000                  1999
                                             --------              --------
Real estate                                  $ 53,372              $ 49,486
Commercial and agriculture                     13,890                13,881
Installment and other loans                     4,248                 4,385
                                             --------              --------
      Total loans, gross                       71,510                67,752
Unearned income and deferred fees                  (6)                   (2)
Allowance for credit losses                      (584)                 (401)
                                             --------              --------
      Net loans                              $ 70,920              $ 67,349
                                             ========              ========

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000


NOTE 4 - LOANS HELD FOR SALE

Loans held for sale include residential real estate loans held for sale to FNMA and outstanding loans originated by third- party brokers, assigned to Citrus Bank, and held by Citrus Bank pending transfer to investors with take-out commitments. At September 30, 2000, and December 31, 1999, such loans totaled $859,000 and $1,963,000, respectively. These loans are carried at cost, which is lower than market.

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

Citrus maintains the allowance for credit losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for credit losses follows (dollars in thousands):

                                                             Nine Months        Twelve Months
                                                        Ended September 30,   Ended December 31,
                                                               2000                 1999
                                                             --------             ---------
Balance, beginning of period                                   $401                $461
                                                               ----                ----
Recoveries
         Real estate loans                                      --                  --
         Installment loans                                       83                 --
         Credit card and related plans                            2                   1
         Commercial and all other loans                         --                   32
                                                               ----                ----
                                                                 85                  33
                                                               ----                ----
Charge-offs
         Real estate loans                                      --                  --
         Installment loans                                        8                 153
         Credit card and related plans                            8                  28
         Commercial and all other loans                          15                 587
                                                               ----                ----
                                                                 31                 768
                                                               ----                ----

Provision charged to operations                                 129                 675
                                                               ----                ----

Balance, end of period                                         $584                $401
                                                               ====                ====


                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000


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

Financial instruments at September 30, 2000, consisted of commitments to extend credit approximating $7.6 million and letters of credit of $601,000.

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


NOTE 7 - STOCKHOLDERS' EQUITY

Authorized Capital Stock:
Citrus has authorized 11,000,000 shares of authorized capital stock, consisting of 10,000,000 shares of common stock, par value $3.15 (as adjusted for stock splits) per share, and 1,000,000 shares of preferred stock, par value of $5.00 per share. As of September 30, 2000, 1,423,402 shares of common stock were issued and outstanding and 53,824 shares were subject to issuance pursuant to vested options and warrants. No shares of preferred stock were issued.

Stock Warrants:
In connection with Citrus' 1990 offering, organizers were granted warrants to purchase 469,772 shares of common stock at $6.31 per share, (as adjusted for stock splits). The warrants were exercisable for a ten-year period commencing April 13, 1990. During the first and second quarters of 2000, warrants for 36,997 and 60,439 shares, respectively, were exercised. Warrants totaling 17,465 expired unexercised during the quarter ended June 30, 2000, which represented less than 4% of the original warrants.

Executive Officer Stock Options:
Citrus has also entered into stock option agreements with its executive officers providing for the granting of 112,613 non-statutory stock options. Such options are exercisable between $6.31 (as adjusted for stock splits) and $10.75 per share. Options totaling 18,789 and 10 were exercised in the second and third quarters of 2000, respectively. Pursuant to a termination of employment, 24,990 options, of which 9,990 were vested, expired during the third quarter of 2000, leaving 68,824 options outstanding at September 30, 2000 (of which 53,824 options were vested).

NOTE 8 - LOAN PRODUCTION OFFICE

In July 2000, the Citrus Board of Directors voted to close down the Miami loan production office as of July 31, 2000. As a result of this closing and other management changes, Citrus terminated, through settlement agreements, two employment agreements reviously entered into in 1998 and 1999. One of the settlement agreements calls for salary continuation of $10,417 per month and other benefits for insurance and auto usage, all of which terminate upon the earlier of August 16, 2001, or upon employment of the individual by another employer. The other employee has been reassigned to management duties at Citrus Bank and will receive a lump-sum payment in the amount of $60,000 on or before November 1, 2000. All payments are to be expensed as compensation when paid.

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

Citrus Bank commenced business operations on April 13, 1990, in a permanent facility located at the corner of Indian River Boulevard and 17th Street, Vero Beach, Florida. The facility is a three-story office condominium, the first floor of which is owned by Citrus Bank. Citrus Bank operates a branch office at 1020 U.S. 1, Sebastian, Florida, which commenced operations in February 1993 and another branch office located at 1020 Buttonwood Street, Barefoot Bay, Florida, which commenced operations in September 1996. During 1999, Citrus opened loan production offices in Miami and Sebring, Florida. In July 2000, Citrus closed the loan production office in Miami, Florida.

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

                              Results of Operations

Net Income

Citrus' net income improved $142,000 and $13,000, respectively, for the three and nine months ended September 30, 2000, over the comparable periods in 1999. Significant factors affecting the profitability of Citrus for the three and nine months ended September 30, 2000, versus 1999 were:

o  growth in earning assets;
o declining margins as the cost of deposits have risen more sharply than the yield on earning assets;
o  decreased  provision for credit losses of $140,000 and $35,000, respectively;
o increased operating costs associated with the loan production offices in Miami (for the first six months of 2000) and Sebring (for 2000), Florida; and
o declines experienced in the origination of loans under Citrus Bank's table funding program.

The increase in average earning assets of $9.4 million, or 12.6%, for the first nine months of 2000 versus the same period in 1999 along with an increase of approximately 20 basis points in the average yield on earning assets produced a net increase in total interest income of $692,000, or 14.5%, in the first nine months of 2000 as compared to the first nine months of 1999. For the three and nine months ended September 30, 2000, as compared with the comparable period in 1999, increases in total interest income of $270,000 and $692,000, respectively, were partially offset by increases in interest expense of $221,000 and $505,000, respectively. Noninterest expense in the first nine months of 2000 as compared to the first nine months of 1999 rose at a pace of 7.4% to $2,683,000 from $2,499,000. The loan production offices started in 1999 contributed to substantially all of this increase. The return on average assets for the nine months ended September 30, 2000, was 0.34% annualized as compared with the return of average assets of 0.35% for the same period in 1999.

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

Net interest income (before provision for credit losses) was $2,848,000 for the nine months ended September 30, 2000, as compared to $2,661,000 for the nine months ended September 30, 1999. The substantial average growth of Citrus' total loan portfolio between these periods of almost $8.9 million, or 14.1%, was more than offset by an increase in the average cost of interest-bearing liabilities of 60 basis points, which contributed to the decline in the net interest margin and interest-rate spread. Net interest margin (which is net interest income divided by average interest-earning assets) declined to 4.5% for the nine months ended September 30, 2000, as compared to 4.8% for the nine months ended September 30, 1999. Net interest-rate spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.6% for the nine months ended September 30, 2000, as compared to 4.0% for the nine months ended September 30, 1999.

The decline in the key measurements of net interest income results from the shift in the mix of deposit liabilities with higher costing certificates of deposit comprising a greater percentage of total deposits. At September 30, 2000, certificates of deposit totaled $55.3 million, or 65.8%, of total deposits, as compared with $49.0 million, or 61.9%, at December 31, 1999. For the nine months ended September 30, 2000 and 1999, the ratios were 64.4% and 60.8%, respectively. In addition, rates paid on certificates of deposit have increased by approximately 60 basis points in the nine months ended September 30, 2000, as compared with the same period in 1999.

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














                        [Page intentionally left blank.]

Average Balances, Income and Expenses, and Rates (dollars in thousands)

                                                                        For the Nine Months Ended September 30,
                                                                      2000                                  1999
                                                      -----------------------------------      --------------------------------
                                                                    Interest       Average                 Interest     Average
                                                      Average          and         Yield/      Average        and       Yield/
                                                      Balance       Dividends       Rate       Balance     Dividends     Rate
                                                      -------       ---------       ----       -------     ---------     ----
Earning assets:
     Interest-earning deposits                        $    69       $     4         6.3%       $    24      $     1       4.9%
     Taxable securities                                 7,953           362         6.1%         6,294          255       5.4%
     Federal funds sold                                 4,353           196         6.0%         5,518          198       4.8%
     Loans held for sale                                  911            62         9.1%         5,555          460      11.0%
     Loans held for investment, net                    70,829         4,848         9.1%        57,299        3,866       9.0%
                                                       ------         -----                     ------        -----

         Total earning assets                          84,115         5,472         8.7%        74,690        4,780       8.5%
                                                                      -----                                   -----

Non-earning assets                                      6,834                                    6,815
                                                        -----                                    -----

         Total assets                                 $90,949                                  $81,505
                                                      =======                                  =======

Interest-bearing liabilities:
     NOW and money market deposits                    $ 7,967           138         2.3%       $ 7,311          112       2.0%
     Savings                                            8,458           205         3.2%         9,522          232       3.2%
     Time deposits                                     52,446         2,274         5.8%        44,524        1,727       5.2%
     Other borrowings                                     162             7         5.8%         1,189           48       5.4%
                                                       ------         -----                     ------        -----

         Total interest-bearing liabilities            69,033         2,624         5.1%        62,546        2,119       4.5%
                                                                      -----                                   -----

Noninterest-bearing liabilities                        12,952                                   12,355
Stockholders' equity                                    8,964                                    6,604
                                                       ------                                   ------

         Total liabilities and
              stockholders' equity                    $90,949                                  $81,505
                                                      =======                                  =======

Net interest income before provision
  for credit losses                                                 $ 2,848                                 $ 2,661
                                                                    =======                                 =======

Interest-rate spread                                                                3.6%                                  4.0%
                                                                                    ====                                  ====

Net interest margin                                                                 4.5%                                  4.8%
                                                                                    ====                                  ====

Ratio of average earning assets to
  average interest-bearing liabilities                 121.8%                                   119.4%
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

At September 30, 2000, Citrus had 17 loans classified as substandard, doubtful, or loss totaling $1.5 million. At December 31, 1999, Citrus had loans totaling $656,000 in the same categories. Substantially all of the increase is attributable to three borrowers and their affiliated companies. Management believes that one of the underlying loan relationships is well-secured. The other two loan relationships are believed to be backed by financially sound guarantors. At both September 30, 2000, and December 31, 1999, Citrus had no material loss assets to be charged-off. Loans classified by management as impaired totaled $720,000 and $368,000 at September 30, 2000, and December 31, 1999, respectively.

Nonperforming loans include loans that have been placed on nonaccrual status by Citrus and loans past due for ninety days or more. Some of these nonperforming loans are well-collateralized, posing no significant risk of loss, and have not been classified as impaired, doubtful, or loss. A summary of nonperforming loans and assets follows:










                        [Page intentionally left blank.]



                                                                                September 30,       December 31,
                                                                                    2000               1999
                                                                                  --------           --------
                                                                                    (dollars in thousands)
Nonaccrual loans held for investment:
     Real estate loans                                                             $   60             $   88
     Installment loans                                                                 16                201
     Credit cards and related plans                                                  --                 --
     Commercial and all other loan                                                  1,040                167
                                                                                   ------             ------
Total nonaccrual loans held for investment                                          1,116                456
                                                                                   ------             ------

Accruing loans held for investment over 90 days delinquent:
     Real estate loans                                                               --                 --
     Installment loans                                                               --                 --
     Credit cards and related plans                                                  --                    2
     Commercial and all other loans                                                   247               --
                                                                                   ------             ------
Total accrual loans held for investment over 90 days delinquent                       247                  2
                                                                                   ------             ------

Troubled debt restructurings not included above                                      --                 --
                                                                                   ------             ------

Total nonperforming loans held for investment                                       1,363                458
                                                                                   ------             ------

Other real estate owned:
     Real estate acquired by foreclosure or deed in lieu
         of foreclosure                                                                88               --
                                                                                   ------             ------
     Total nonperforming loans held for investment and
          other real estate owned                                                  $1,451             $  458
                                                                                   ======             ======

     Total nonperforming loans held for investment
         as a percentage of total loans held for investment                          1.91%              0.68%
                                                                                   ======             ======
     Total nonperforming loans held for investment
         as a percentage of total assets                                             1.45%              0.52%
                                                                                   ======             ======
     Total nonperforming loans held for investment
         and other real estate owned as a percentage of total assets                 1.54%              0.52%
                                                                                   ======             ======

Troubled debt restructurings and modified loans held for investment:
     Current                                                                       $1,671             $1,585
     Past due over 30 days and less than 90 days                                     --                   60
     Past due over 90 days and included above                                        --                   88
                                                                                   ------             ------

                                                                                   $1,671             $1,733
                                                                                   ======             ======

Nonperforming loans at September 30, 2000, decreased from the quarter ended June 30, 2000, total of $1,414,000, but increased from the December 31, 1999, total of $458,000. Other real estate owned at September 30, 2000, totaled $88,000, as compared with no other real estate owned at December 31, 1999. Troubled debt restructuring at September 30, 2000, declined $62,000 from the level at December 31, 1999.

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

Activity in the allowance for credit losses follows (dollars in thousands):

                                                                            Nine Months      Twelve Months
                                                                              Ended             Ended
                                                                           September 30,      December 31,
                                                                               2000              1999
                                                                             --------          --------

Allowance at beginning of period                                               $ 401           $ 461
                                                                               -----           -----

Recoveries:
    Real estate loans                                                           --              --
    Installment loans                                                             83            --
    Credit cards and related plans                                                 2               1
    Commercial and all other loans                                              --                32
                                                                               -----           -----
Total recoveries                                                                  85              33
                                                                               -----           -----
Charge-offs:
    Real estate loans                                                           --              --
    Installment loans                                                              8             153
    Credit cards and related plans                                                 8              28
    Commercial and all other loans                                                15             587
                                                                               -----           -----
Total charge-offs                                                                 31             768
                                                                               -----           -----

Provision for credit losses charged to operations                                129             675
                                                                               -----           -----

Allowance at end of period                                                     $ 584           $ 401
                                                                               =====           =====

Ratio of net charge-offs during the period to average
   loans outstanding during the period (including loans
   held for sale)                                                              (0.11)%          1.15%
                                                                               =====           =====


At September 30, 2000, the allowance for credit losses amounted to $584,000, or 0.82% of outstanding loans held for investment. At December 31, 1999, the allowance for credit losses amounted to $401,000, or 0.59% of outstanding loans held for investment. Citrus' provision for credit losses was $129,000 for the nine months ended September 30, 2000. For the same nine months period in 1999, the provision for credit losses was $164,000. The provision was made based on management's assessment of general credit loss risk and asset quality. In late-1999, Citrus recognized charge- offs totaling $81,000, that were mandated by the OCC, but were recorded in full during the third quarter of 2000.

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

Total noninterest income decreased by $19,000, or 5.4%, during the nine months ended September 30, 2000, as compared to the same period in 1999. Fees and service charges were $289,000 for the nine months ended September 30, 2000, as compared to $324,000 for the comparable periods in 1999, a decrease of 10.8%. A decline in NSF and overdraft fees of approximately $44,000 contributed to this decline. Included in other income for 2000 was $20,000 in gains from sales of securities.

Noninterest Expense. Total noninterest expense increased by $184,000, or 7.4%, during the nine months ended September 30, 2000, as compared to the same period in 1999. This increase was consistent with Citrus' loan growth and reflected normal salary and benefit increases, including the new loan production offices in Miami (for six months of 2000) and Sebring, Florida. As a result of these factors, Citrus experienced higher operating costs as follows:

o  salary and benefit expenses  increased $58,000,  or 4.4%;
o  occupancy-related expenses increased $68,000,  or 14.6%; and,
o  other operating expenses increased $58,000, or 8.0%.

Income Tax Expense

The income tax provision was $137,000 for the nine months ended September 30, 2000, or an effective rate of 37.4%. This compares with an effective rate of 37.8% for the same period in 1999.


            Comparison of Results of Operations for the Three Months
                        Ended September 30, 2000 and 1999

Net Interest Income

Net interest income (before provision for credit losses) was $937,000 for the three months ended September 30, 2000, as compared to $888,000 for the three months ended September 30, 1999. The increases in average earning assets of $11.0 million, or 14.5%, were attributable to the growth of Citrus' loan portfolio of $10.2 million, or 16.5%, between these periods; however the declining net interest-rate spread and net interest margin contributed to only moderate increases of 5.5% in net interest income in 2000 versus 1999. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.5% for the three months ended September 30, 2000, as compared to 4.0% for the three months ended September 30, 1999. Net interest margin, net interest income divided by average interest-earning assets, declined to 4.4% in the third quarter of 2000 from the 4.8% reported for the three months ended September 30, 1999. Net interest-rate spread and net interest margins were impacted by higher costs of deposits and the reversal of interest income on nonaccrual loans of approximately $30,000.

Noninterest Income and Expense

Noninterest Income. Total noninterest income increased $4,000 during the three months ended September 30, 2000, as compared to the same period in 1999, with gains on sales of securities totaling $20,000 offset by decreases in NSF and overdraft fees. Fees and service charges were $88,000 for the three months ended September 30, 2000, as compared to $104,000 for the comparable period in 1999, a decrease of 15.4%.

Noninterest Expense. Total noninterest expense declined $35,000 during the three months ended September 30, 2000, as compared to the same period in 1999. Reductions in personnel costs of $39,000, or 8.1%, were attributable to management changes and the closing of the Miami, Florida, loan production office during the third quarter of 2000.

Income Tax Expense

The income tax provision was $69,000 for the three months ended September 30, 2000, or an effective rate of 37.9%. This compares with an effective rate of 37.0% for the same period in 1999.

                               Financial Condition

Citrus' total assets at September 30, 2000, were $94.2 million, an increase of $6.1 million, or 7.0%, from $88.1 million at December 31, 1999. Increases in total securities of $3.6 million, total loans of $2.5 million, and federal funds sold of $1.7 million were offset by declines in cash and due from banks of $1.6 million since December 31, 1999. Deposits increased approximately $5.0 million, with higher costing certificates of deposit contributing $6.3 million in total increases and offsets in other deposits of $1.3 million.

Total stockholders' equity as of September 30, 2000, was $9.3 million, an increase of $1.0 million, or approximately 11.7%, compared with stockholders' equity of $8.4 million as of December 31, 1999. This increase was attributable to net income for the nine months of 2000 of $229,000 and $733,000 in additional capital from the exercise of the options and warrants, and an increase of $19,000 in the market value (net of deferred income taxes) of investment securities available-for-sale.

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the nine months ended September 30, 2000):

                                                                             Nine Months Ended       Year Ended
                                                                               September 30,        December 31,
                                                                                 2000                  1999
                                                                            -------------------    --------------
         Return on average assets                                                  0.34%                -0.33%
         Return on average equity                                                  3.41%                -4.09%
         Interest-rate spread during the period                                    3.60%                 4.10%
         Net interest margin                                                       4.50%                 4.70%
         Allowance for credit losses to period end loans held for investment       0.82%                 0.59%
         Net charge-offs to average loans held for investment                     -0.11%                 1.26%
         Nonperforming assets to period end loans held for investment
             and foreclosed property                                               2.03%                 0.68%
         Nonperforming assets to period end total assets                           1.54%                 0.52%


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

Short-Term Investments. Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell and interest-bearing deposits, averaged $4.4 million in the first nine months of 2000 as compared to $5.5 million in the same period of 1999. At September 30, 2000, and December 31, 1999, short-term investments totaled $5.2 million and $3.6 million, respectively. These funds are a primary source of Citrus' liquidity and are generally invested in an earning capacity on an overnight basis.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for Citrus' loan portfolio and other earning assets. Citrus' core deposits were $73.4 million at September 30, 2000, and $69.3 million at December 31, 1999. Management anticipates that a stable base of deposits will be Citrus' primary source of funding to meet both its short-term and long-term liquidity needs in the future.

Customers with large certificates of deposit tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions fund their balance sheets in part through large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, Citrus does not generally accept brokered deposits.

Borrowings. Citrus Bank has a line of credit master agreement with the FHLB of Atlanta that enables Citrus Bank to borrow up to $10,000,000. These advances are collateralized by Citrus Bank's FHLB stock and a blanket floating lien consisting of wholly-owned residential (1-4 units) first mortgage loans. At September 30, 2000, there were no advances outstanding under this line. In addition to the line of credit arrangement, Citrus Bank had fixed FHLB advances outstanding as follows (dollars in thousands):

                                            At September 30,     At December 31,
   Maturity Date        Interest Rate            2000                 1999
   -------------        -------------            ----                  ----

     2003                 5.76%                $ 129                 $ 167
                                               =====                 =====

During the first nine months of 2000, Citrus repaid other borrowings of $70,000 from Central Illinois Bank under its revolving line of credit agreement in the amount of $500,000.

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

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Citrus and Citrus Bank exceeded their minimum regulatory capital ratios as of September 30, 2000, as reflected in the following table.

The following table sets forth Citrus Bank's regulatory capital position (dollars in thousands):

                                                      Actual                    Minimum(1)      Well-Capitalized(2)
                                               Amount        %              Amount       %            Amount    %
                                               ------    ---------          ------    -------         ---------------

Total Capital (to Risk-Weighted Assets)       $ 8,883       11.76%         $ 6,042      8.00%     $ 7,552    10.00%
Tier I Capital (to Risk-Weighted Assets)      $ 8,299       10.99%         $ 3,021      4.00%     $ 4,531     6.00%
Tier I Capital (to Average Assets)            $ 8,299        9.01%         $ 3,685      4.00%     $ 4,606     5.00%

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

               Item 3.      Defaults upon Senior Securities.
                            None.

               Item 4.      Submission of Matters to a Vote of Security Holders.
                            None.

               Item 5.      Other Information.
                            None.

               Item 6.      Exhibits and Reports on Form 8-K.
                            a)   Exhibits.
                                 --------
                                 Exhibit 27 - Financial Data Schedule.

                            b)   Reports on Form 8-K.
                                 -------------------
                                 None

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registered has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Citrus Financial Services, Inc.




  Date:    November 10, 2000        /s/ Randy J. Riley
           -----------------        ------------------
                                    Randy J. Riley
                                    Interim President/Chief Executive Officer



  Date:    November 10, 2000        /s/ Marion H. Tupek
           -----------------        -------------------
                                    Marion H. Tupek
                                    Principal Accounting Officer/Vice President