Form 10QSB/A
period 2000-09-30
CITRUS FINANCIAL SERVICES INC
filed 2000-11-14
CIK 852616

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

                                                                   For the Three Months          For the Nine Months
                                                                    Ended September 30,          Ended September 30,
                                                                    2000          1999             2000          1999
                                                                  --------      ---------        --------      --------

Basic EPS computation:
    Numerator - Net income                                        $   113        $   (29)        $   229        $   216
    Denominator - Weighted average shares outstanding               1,423            952           1,388            952
                                                                  -------        -------         -------        -------

    Basic EPS                                                     $  0.09        $ (0.03)        $  0.17        $  0.23
                                                                  =======        =======         =======        =======

Diluted EPS computation:
    Numerator - Net income                                        $   113        $   (29)        $   229        $   216
                                                                  -------        -------         -------        -------
    Denominator - Weighted average shares outstanding               1,423            952           1,388            952
    Stock options and warrants                                         22            221              22            221
                                                                  -------        -------         -------        -------

                                                                    1,445          1,173           1,410          1,173
                                                                  -------        -------         -------        -------

    Diluted EPS                                                   $  0.08        $ (0.02)        $  0.16        $  0.18
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