Form 10QSB/A
period 2000-09-30
CITRUS FINANCIAL SERVICES INC
filed 2001-03-29
CIK 852616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
            _________________________________________________________

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

     Class                                   Outstanding as of November 10, 2000
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

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Audit Committee
Citrus Financial Services, Inc. and Subsidiary
Vero Beach, Florida

We have reviewed the accompanying consolidated condensed balance sheet of Citrus Financial Services, Inc., and its wholly-owned subsidiary ("Citrus"), Citrus Bank, N.A. ("Citrus Bank"), as of September 30, 2000, and the related consolidated statements of operations and comprehensive income and consolidated condensed statements of cash flows for the three and nine months ended September 30, 2000 and 1999, and the related consolidated statement of changes in stockholders' equity for the nine months ended September 30, 2000. These consolidated financial statements are the responsibility of Citrus' management.

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


STEVENS, SPARKS & COMPANY, P.A.
Jacksonville, Florida
November 10, 2000, except for Note 9, as to which the date is March 6, 2001

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                 September 30, 2000
                                                                                    (Unaudited)        December 31, 1999
                                                                                 (In Thousands, Except Per Share Data)

ASSETS
Cash and due from banks                                                           $     2,471             $     4,040
Federal funds sold                                                                      5,230                   3,550
                                                                                        -----                   -----
     Total cash and cash equivalents                                                    7,701                   7,590
Interest-bearing deposits in other banks                                                   17                      32
Securities available-for-sale at fair value                                             9,571                   5,636
Securities held-to-maturity (market value of
    $635 for 2000 and $953 for 1999)                                                      689                   1,039
Loans held for investment less allowance for credit losses                             70,149                  67,349
Loans held for sale                                                                       859                   1,963
Facilities                                                                              2,606
                                                                                                                2,802
Other real estate owned                                                                    74                    --
Other assets                                                                            1,703                   1,648
                                                                                        -----                   -----

         TOTAL                                                                    $    93,369             $    88,059
                                                                                       ======                  ======


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing                                                          $    12,132             $    12,092
     NOW accounts                                                                       4,046                   4,639
     Money market accounts                                                              3,756                   4,287
     Savings accounts                                                                   8,880                   9,105
     Time, $100,000 and over                                                           10,688                   9,747
     Other time deposits                                                               44,629                  39,221
                                                                                       ------                  ------

         Total deposits                                                                84,131                  79,091

Other borrowings                                                                          129                     237
Accounts payable and accrued liabilities                                                  281                     364
                                                                                          ---                     ---

         Total liabilities                                                             84,541                  79,692
                                                                                       ------                  ------

Commitments and contingencies                                                            --                      --
                                                                                       ------                  ------
Stockholders'equity:
     Preferred stock                                                                     --                      --
     Common stock                                                                       4,491                   4,125
     Additional paid-in capital                                                         4,638                   4,271
     Retained earnings                                                                   (244)                     47
     Accumulated other comprehensive income
         Net unrealized holding losses on securities                                      (57)                    (76)
                                                                                          ---                     ---

         Total stockholders' equity                                                     8,828                   8,367
                                                                                        -----                   -----

         TOTAL                                                                    $    93,369             $    88,059
                                                                                       ======                  ======

Book value per common share                                                       $      6.20             $      6.40
                                                                                         ====                    ====

Common shares outstanding                                                           1,423,402               1,307,167
                                                                                    =========               =========






          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

                                                    For the Three Months Ended September 30,For the Nine Months Ended September 30,
                                                                      2000           1999          2000            1999
                                                                         (Dollars in Thousands, Except Per Share Data)


Interest and fees on loans held for investment                      $ 1,638        $ 1,348        $ 4,836        $ 3,866
Interest and fees on loans held for sale                                 18            136             62            460
Investment income on investment securities
   and interest-bearing deposits in other banks                         153             94            366            255
Federal funds sold                                                       75             48            196            199
                                                                         --             --            ---            ---
         Total interest income                                        1,884          1,626          5,460          4,780
                                                                      -----          -----          -----          -----

Interest on deposits                                                    957            710          2,617          2,071
Other                                                                     2             28              7             48
                                                                          -             --              -             --
         Total interest expense                                         959            738          2,624          2,119
                                                                        ---            ---          -----          -----

         Net interest income before provision
              for credit losses                                         925            888          2,836          2,661
                                                                        ---            ---          -----          -----

Provision for credit losses                                             775            144            900            164
                                                                        ---            ---            ---            ---

         Net interest income                                            150            744          1,936          2,497
                                                                        ---            ---          -----          -----

Fees and service charges                                                 88            104            289            324
Other income                                                             28              8             41             25
                                                                         --              -             --             --
         Total other income                                             116            112            330            349
                                                                        ---            ---            ---            ---

Other expenses:
   Salaries and employee benefits                                       440            479          1,370          1,312
   Expenses of bank premises and fixed assets                           171            162            533            465
   Other operating expenses                                             306            261            830            722
                                                                        ---            ---            ---            ---
         Total other expenses                                           917            902          2,733          2,499
                                                                        ---            ---          -----          -----

Income (loss) before provision for income taxes                        (651)           (46)          (467)           347

Provision (benefit) for income taxes                                   (244)           (17)          (176)           131
                                                                       ----            ---           ----            ---

Net income (loss)                                                      (407)           (29)          (291)           216

Other comprehensive income, net of income taxes:
   Unrealized holding gains (losses) arising during period               49              6             39            (11)
   Less: reclassification adjustments for gains included in
         net income for the period                                      (20)           --             (20)            (2)
                                                                        ---            ---             ---             --
         Total other comprehensive income,
              net of income taxes                                        29              6             19            (13)
                                                                         --              -             --            ---

Comprehensive income                                                $  (378)       $   (23)       $  (272)       $   203
                                                                       =====           ====          =====           ====


Earnings Per Share Information
     Primary                                                        $ (0.29)       $ (0.03)       $ (0.21)       $  0.23
                                                                      ======         ======         ======          ====
     Fully diluted                                                  $ (0.29)       $ (0.02)       $ (0.21)       $  0.18
                                                                      ======         ======         ======          ====




          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           For the Three Months Ended     For the Nine Months Ended
                                                                                 September 30,                   September 30,
                                                                                 -------------                   -------------
                                                                             2000            1999            2000             1999
                                                                                            (Dollars in Thousands)

Net income (loss)                                                          $   (407)       $    (29)       $   (291)       $    216
Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
         Provision for credit losses                                            775             144             900             164
         Depreciation and amortization                                           87              86             267             254
         Gain on sale of securities                                             (20)           --               (20)             (2)
         Net premium amortization and discount accretion                         (6)             (4)            (16)            (14)
         (Increase) decrease in other assets                                    (80)            300             548            (225)
         Increase (decrease) in other liabilities                              (152)             56             (83)           (318)
         Origination of loans held for sale                                  (6,692)        (22,585)        (18,382)        (84,974)
         Proceeds on sale of loans held for sale                              6,432          22,859          19,486          89,853
                                                                              -----          ------          ------          ------

              Net cash provided (used)
               by operating activities                                          (63)            827           2,409           4,954
                                                                                ---             ---           -----           -----

Cash flows from investing activities:
     Net (increase) decrease in:
         Investment securities                                                 (964)            156          (3,530)           (798)
         Interest-bearing deposits in other banks                               343             (38)             15             (30)
         Loans                                                                1,600          (4,357)         (3,644)        (10,224)
     Purchases of bank premises and equipment, net                               (8)            (64)            (71)           (242)
                                                                                 --             ---             ---            ----

              Net cash provided (used)
               by investing activities                                          971          (4,303)         (7,230)        (11,294)
                                                                                ---          ------          ------         -------

Cash flows from financing activities:
     Net increase in deposits                                                 2,378           9,353           5,040             897
     Repayments of FHLB advances, net                                           (13)         (5,793)           (108)            (48)
                                                                                ---          ------            ----             ---

              Net cash provided by
                financing activities                                          2,365           3,560           4,932             849
                                                                              -----           -----           -----             ---

Increase (decrease) in cash and cash equivalents                              3,273              84             111          (5,491)

Cash and cash equivalents at beginning of period                              4,428           7,565           7,590          13,140
                                                                              -----           -----           -----          ------

Cash and cash equivalents at end of period                                 $  7,701        $  7,649        $  7,701        $  7,649
                                                                              =====           =====           =====           =====














          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)



                                                                                                              Net
                                                                                                           Unrealized
                                                        Common Stock                                        Holding
                                                             Par                 Additional                  Gains         Total
                                                            Value                  Paid-in     Retained    (Losses)on  Stockholders'
                                                Shares    (Rounded)      Amount    Capital     Earnings     Securities     Equity
                                                ------    ---------      ------    -------     --------     ----------     ------
                                                                           (Dollars in Thousands, Except Par Value Per Share)


Balance, December 31, 1999                    1,307,167    $   3.15   $   4,125  $   4,271    $      47     $     (76)    $   8,367

Stock options/warrants exercised                116,225        --           366        367         --            --             733

Comprehensive income:
   Net income                                      --          --           --         --          (291)         --
   Net change in net unrealized
     holding gains on securities
     less reclassification for
     realized gains                                --          --           --         --          --              19

     Total comprehensive income                    --          --           --         --          --            --            (272)
                                              ---------    --------   ---------  ---------    ---------     ----------    ----------

Balance, September 30, 2000                   1,423,392    $   3.15   $   4,491  $   4,638    $    (244)    $     (57)    $   8,828
                                              =========    ========   =========  =========    =========     =========     =========
































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




                                                                               For the Three Months           For the Nine Months
                                                                                Ended September 30,            Ended September 30,
                                                                               2000            1999            2000           1999
                                                                               ----            ----            ----           ----


Basic EPS computation:
    Numerator - Net income (loss)                                            $  (407)        $   (29)        $  (291)        $   216
    Denominator - Weighted average shares outstanding                          1,423             952           1,388             952
                                                                               -----             ---           -----             ---

    Basic EPS                                                                $ (0.29)        $ (0.03)        $ (0.21)        $  0.23
                                                                               ======          ======          ======           ====

Diluted EPS computation:
    Numerator - Net income (loss)                                            $  (407)        $   (29)        $  (291)        $   216
                                                                               -----           -----           -----           -----
    Denominator - Weighted average shares outstanding                          1,423             952           1,388             952
    Stock options and warrants                                                    17             221              16             221
                                                                                  --             ---              --             ---

                                                                               1,440           1,173           1,404           1,173
                                                                               -----           -----           -----           -----

    Diluted EPS                                                              $ (0.29)        $ (0.02)        $ (0.21)        $  0.18
                                                                               ======          ======          ======           ====



NOTE 3 - LOANS HELD FOR INVESTMENT

Loans held for investment consisted of (dollars in thousands):


                                                                                September 30,        December 31,
                                                                                  2000                  1999
                                                                                  ----                  ----


Real estate                                                                     $ 53,367              $ 49,486
Commercial and agriculture                                                        13,330                13,881
Installment and other loans                                                        4,228                 4,385
                                                                                   -----                 -----
      Total loans, gross                                                          70,925                67,752
Unearned income and deferred fees                                                     (6)                   (2)
Allowance for credit losses                                                         (770)                 (401)
                                                                                    ----                  ----
      Net loans                                                                 $ 70,149              $ 67,349
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

Citrus maintains the allowance for credit losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for credit losses follows (dollars in thousands):



                                                                               Nine Months        Twelve Months
                                                                           Ended September 30,   Ended December 31,
                                                                                2000                   1999
                                                                                ----                   ----

Balance, beginning of period                                                    $401                    $461
                                                                                ----                    ----
Recoveries
         Real estate loans                                                       --                      --
         Installment loans                                                        83                     --
         Credit card and related plans                                             2                       1
         Commercial and all other loans                                          --                       32
                                                                                ----                    ----
                                                                                  85                      33
                                                                                  --                      --
Charge-offs
         Real estate loans                                                         5                     --
         Installment loans                                                        24                     153
         Credit card and related plans                                             7                      28
         Commercial and all other loans                                          580                     587
                                                                                 ---                     ---
                                                                                 616                     768
                                                                                 ---                     ---

Provision charged to operations                                                  900                     675
                                                                                 ---                     ---

Balance, end of period                                                          $770                    $401
                                                                                ====                    ====




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


NOTE 6 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (Continued)

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

NOTE 7 - STOCKHOLDERS' EQUITY

Authorized Capital Stock:
Citrus has authorized 11,000,000 shares of authorized capital stock, consisting of 10,000,000 shares of common stock, par value $3.15 (as adjusted for stock splits) per share, and 1,000,000 shares of preferred stock, par value of $5.00 per share. As of September 30, 2000, 1,423,402 shares of common stock were issued and outstanding and 43,824 shares were subject to issuance pursuant to vested options and warrants. No shares of preferred stock were issued.

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

Executive Officer Stock Options:
Citrus has also entered into stock option agreements with its executive officers providing for the granting of 112,613 non-statutory stock options. Such options are exercisable between $6.31 (as adjusted for stock splits) and $10.75 per share. Options totaling 18,789 and 10 were exercised in the second and third quarters of 2000, respectively. Pursuant to settlements of employment agreements, 49,990 options, of which 19,990 were vested, expired during the third quarter of 2000, leaving 43,824 options outstanding at September 30, 2000 (of which all options were vested).

NOTE 8 - LOAN PRODUCTION OFFICE

In July 2000, the Citrus Board of Directors voted to close down the Miami loan production office as of July 31, 2000. As a result of this closing and other management changes, Citrus terminated, through settlement agreements, two employment agreements previously entered into in 1998 and 1999. One of the settlement agreements calls for salary continuation of $10,417 per month and other benefits for insurance and auto usage, all of which terminate upon the earlier of August 16, 2001, or upon employment of the individual by another employer. The other employee has been reassigned to management duties at Citrus Bank and will receive a lump-sum payment in the amount of $60,000 on or before November 1, 2000. All payments are to be expensed as compensation when paid.

NOTE 9 - SUBSEQUENT EVENT

In early 2001, the OCC mandated that Citrus Bank recognize additional charge offs and provision for credit losses for several customer relationships that had shown credit weaknesses throughout 2000, and in which the underlying collateral was deemed insufficient to protect Citrus Bank from potential losses in 2001. Citrus Bank was directed by the OCC to amend its regulatory reports for the third quarter of 2000 and, accordingly, this Form 10-QSB has been restated from that previously filed on November 14, 2000.

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

                         Future Accounting Requirements

In June 1999, the Financial Accounting Standards Board amended Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which addressed the accounting for derivative instruments and provides for matching the timing of gain or loss recognition on the hedging instrument. Guidance on identifying derivative instruments is also provided as well as additional disclosures. SFAS 133, as amended, becomes effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Earlier application was permitted with certain exceptions. Management does not anticipate that adoption of SFAS 133, as amended, will have a material impact on the financial condition or results of operations of Citrus.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 140 revises the standards for securitization and other transfers of financial assets and collateral, and requires additional disclosures but carries over most of the provisions of SFAS 125, which has been replaced by SFAS 140. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. Management does not anticipate that adoption of SFAS 140, when fully implemented, will have a material impact on the financial condition or results of operations of Citrus.

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

                              Results of Operations

Net Income

Citrus' net loss was $407,000 and $291,000, respectively, for the three and nine months ended September 30, 2000. Significant factors affecting the profitability of Citrus for the three and nine months ended September 30, 2000, versus 1999 were:

o declining margins as the cost of deposits have risen more sharply than the yield on earning assets;
o increased operating costs associated with the loan production offices in Miami (for the first six months of 2000) and Sebring (for 2000), Florida;
o declines experienced in the origination of loans under Citrus Bank's table funding program; and,
o increased provision for credit losses resulting from continuing credit weaknesses for several Citrus' customers;

offset in part by:

o  growth in earning assets.

The increase in average earning assets of $9.4 million, or 12.6%, for the first nine months of 2000 versus the same period in 1999 along with an increase of approximately 20 basis points in the average yield on earning assets produced a net increase in total interest income of $680,000, or 14.2%, in the first nine months of 2000 as compared to the first nine months of 1999. For the three and nine months ended September 30, 2000, as compared with the comparable period in 1999, increases in total interest income of $258,000 and $680,000, respectively, were offset by increases in interest expense of $221,000 and $505,000, respectively, and increased provisions for credit losses in 2001. For the three and nine months ended September 30, 2000, the provision for credit losses increased $631,000 and $736,000, respectively, over comparable periods in 1999. Noninterest expense in the first nine months of 2000 as compared to the first nine months of 1999 rose at a pace of 9.4% to $2,733,000 from $2,499,000. Additional losses on repossessed assets of $50,000 and the loan production offices started in 1999 contributed to substantially all of this increase. The return on average assets for the nine months ended September 30, 2000, was a negative 0.43% annualized as compared with the return of average assets of 0.35% for the same period in 1999.

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

Net interest income (before provision for credit losses) was $2,836,000 for the nine months ended September 30, 2000, as compared to $2,661,000 for the nine months ended September 30, 1999. The substantial average growth of Citrus' total loan portfolio between these periods of almost $8.9 million, or 14.1%, was more than offset by an increase in the average cost of interest-bearing liabilities of 60 basis points, which contributed to the decline in the net interest margin and interest-rate spread. Net interest margin (which is net interest income divided by average interest-earning assets) declined to 4.5% for the nine months ended September 30, 2000, as compared to 4.8% for the nine months ended September 30, 1999. Net interest-rate spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.6% for the nine months ended September 30, 2000, as compared to 4.0% for the nine months ended September 30, 1999.

The decline in the key measurements of net interest income results from the shift in the mix of deposit liabilities with higher costing certificates of deposit comprising a greater percentage of total deposits. At September 30, 2000, certificates of deposit totaled $55.3 million, or 65.8%, of total deposits, as compared with $49.0 million, or 61.9%, at December 31, 1999. For the nine months ended September 30, 2000 and 1999, the average ratio of certificates of deposit to total deposit was 64.4% and 60.8%, respectively. In addition, rates paid on certificates of deposit have increased by approximately 60 basis points in the nine months ended September 30, 2000, as compared with the same period in 1999.

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













                        [Page intentionally left blank.]

Average Balances, Income and Expenses, and Rates (dollars in thousands)

                                                                         For the Nine Months Ended September 30,
                                                                       2000                                   1999
                                                        ------------------------------------     ----------------------------------
                                                                      Interest       Average                 Interest      Average
                                                        Average         and           Yield/     Average       and          Yield/
                                                        Balance       Dividends        Rate      Balance     Dividends       Rate

Earning assets:
     Interest-earning deposits                           $    69       $     4           6.3%    $    24      $     1          4.9%
     Taxable securities                                    7,953           362           6.1%      6,294          255          5.4%
     Federal funds sold                                    4,353           196           6.0%      5,518          198          4.8%
     Loans held for sale                                     911            62           9.1%      5,555          460         11.0%
     Loans held for investment, net                       70,829         4,836           9.1%     57,299        3,866          9.0%
                                                          ------         -----           ---      ------        -----          ---

         Total earning assets                             84,115         5,460           8.7%     74,690        4,780          8.5%
                                                                         -----                                  -----

Non-earning assets                                         6,834                                   6,815
                                                           -----                                   -----

         Total assets                                    $90,949                                 $81,505
                                                         =======                                 =======

Interest-bearing liabilities:
     NOW and money market deposits                       $ 7,967           138           2.3%    $ 7,311          112          2.0%
     Savings                                               8,458           205           3.2%      9,522          232          3.2%
     Time deposits                                        52,446         2,274           5.8%     44,524        1,727          5.2%
     Other borrowings                                        162             7           5.8%      1,189           48          5.4%
                                                             ---             -           ---       -----           --          ---

         Total interest-bearing liabilities               69,033         2,624           5.1%     62,546        2,119          4.5%
                                                                         -----                                  -----

Noninterest-bearing liabilities                           12,952                                  12,355
Stockholders' equity                                       8,964                                   6,604
                                                           -----                                   -----

         Total liabilities and
              stockholders' equity                       $90,949                                 $81,505
                                                         =======                                 =======

Net interest income before provision
  for credit losses                                                    $ 2,836                                $ 2,661
                                                                       =======                                =======

Interest-rate spread                                                                     3.6%                                  4.0%
                                                                                         ===                                   ===

Net interest margin                                                                      4.5%                                  4.8%
                                                                                         ===                                   ===

Ratio of average earning assets to
  average interest-bearing liabilities                    121.8%                                  119.4%
                                                          =====                                   =====


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

Nonperforming loans include loans that have been placed on nonaccrual status by Citrus and loans past due for ninety days or more. Some of these nonperforming loans are well-collateralized, posing no significant risk of loss, and have not been classified as impaired, doubtful, or loss. A summary of nonperforming loans and assets follows:









                        [Page intentionally left blank.]


                                                                                        September 30,           December 31,
                                                                                            2000                   1999
                                                                                            ----                   ----
                                                                                              (dollars in thousands)

Nonaccrual loans held for investment:
     Real estate loans                                                                     $   60                 $   88
     Installment loans                                                                         16                    201
     Credit cards and related plans                                                           --                     --
     Commercial and all other loan                                                          1,040                    167
                                                                                            -----                    ---
Total nonaccrual loans held for investment                                                  1,116                    456
                                                                                            -----                    ---

Accruing loans held for investment over 90 days delinquent:
     Real estate loans                                                                        --                     --
     Installment loans                                                                        --                     --
     Credit cards and related plans                                                           --                       2
     Commercial and all other loans                                                           247                    --
                                                                                              ---                    ----
Total accrual loans held for investment over 90 days delinquent                               247                      2
                                                                                              ---                      -

Troubled debt restructurings not included above                                               --                     --

Total nonperforming loans held for investment                                               1,363                    458
                                                                                            -----                    ---

Other real estate owned:
     Real estate acquired by foreclosure or deed in lieu
         of foreclosure                                                                        88                    --
                                                                                               --                    ----
     Total nonperforming loans held for investment and
          other real estate owned                                                          $1,451                 $  458
                                                                                           ======                 ======

     Total nonperforming loans held for investment
         as a percentage of total loans held for investment                                  1.92%                 0.68%
                                                                                             ====                  ====
     Total nonperforming loans held for investment
         as a percentage of total assets                                                     1.46%                 0.52%
                                                                                             ====                  ====
     Total nonperforming loans held for investment
         and other real estate owned as a percentage of total assets                         1.55%                 0.52%
                                                                                             ====                  ====

Troubled debt restructurings and modified loans held for investment:
     Current                                                                               $1,671                $1,585
     Past due over 30 days and less than 90 days                                              --                    --
     Past due over 90 days and included above                                                 --                    --
                                                                                            -----                 -----
                                                                                           $1,671                $1,585
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

Activity in the allowance for credit losses follows (dollars in thousands):


                                                                                     Nine Months        Twelve Months
                                                                                       Ended                Ended
                                                                                    September 30,        December 31,
                                                                                        2000                1999
                                                                                        ----                ----


     Allowance at beginning of period                                                   $401               $461
                                                                                        ----               ----

     Recoveries:
         Real estate loans                                                               --                 --
         Installment loans                                                                83                --
         Credit cards and related plans                                                    2                  1
         Commercial and all other loans                                                  --                  32
                                                                                        ----               ----
     Total recoveries                                                                     85                 33
                                                                                          --                 --

     Charge-offs:
         Real estate loans                                                                 5                --
         Installment loans                                                                24                153
         Credit cards and related plans                                                    7                 28
         Commercial and all other loans                                                  580                587
                                                                                         ---                ---
     Total charge-offs                                                                   616                768
                                                                                         ---                ---

     Provision for credit losses charged to operations                                   900                675
                                                                                         ---                ---

     Allowance at end of period                                                         $770               $401
                                                                                        ====               ====

     Ratio of net charge-offs during the period to average
        loans held for investment outstanding during the period                         1.00%              1.26%
                                                                                        ====               ====


At September 30, 2000, the allowance for credit losses amounted to $770,000, or 1.09% of outstanding loans held for investment. At December 31, 1999, the allowance for credit losses amounted to $401,000, or 0.59% of outstanding loans held for investment. Citrus' provision for credit losses was $900,000 for the nine months ended September 30, 2000. For the same nine months period in 1999, the provision for credit losses was $164,000. The provision was made based on management's assessment of general credit loss risk and asset quality. In late-1999, Citrus recognized charge-offs totaling $81,000, that were mandated by the OCC, but were recorded in full during the third quarter of 2000. Additional losses in 2000 were recorded to reflect the continuing weaknesses in several Citrus' customers.

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

Noninterest Expense. Total noninterest expense increased by $234,000, or 9.4%, during the nine months ended September 30, 2000, as compared to the same period in 1999. This increase was consistent with Citrus' loan growth and reflected normal salary and benefit increases, including the new loan production offices in Miami (for six months of 2000) and Sebring, Florida. As a result of these factors, Citrus experienced higher operating costs as follows:

o        salary and benefit expenses increased $58,000, or 4.4%;
o        occupancy-related expenses increased $68,000, or 14.6%; and,
o        other operating expenses increased $108,000, or 15.0%.

In addition, Citrus recorded additional losses of $50,000 for charge offs in repossessed assets during the quarter ended September 30, 2000.

Income Tax Expense

The income tax benefit was $176,000 for the nine months ended September 30, 2000, or an effective rate of 37.7%. This compares with an effective rate of 37.8% for the same period in 1999.

            Comparison of Results of Operations for the Three Months
                        Ended September 30, 2000 and 1999

Net Interest Income

Net interest income (before provision for credit losses) was $925,000 for the three months ended September 30, 2000, as compared to $888,000 for the three months ended September 30, 1999. The increases in average earning assets of $11.0 million, or 14.5%, were attributable to the growth of Citrus' loan portfolio of $10.2 million, or 16.5%, between these periods; however the declining net interest-rate spread and net interest margin contributed to only moderate increases of 4.2% in net interest income in 2000 versus 1999. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.5% for the three months ended September 30, 2000, as compared to 4.0% for the three months ended September 30, 1999. Net interest margin, net interest income divided by average interest-earning assets, declined to 4.4% in the third quarter of 2000 from the 4.8% reported for the three months ended September 30, 1999. Net interest-rate spread and net interest margins were impacted by higher costs of deposits and the reversal of interest income on nonaccrual loans of approximately $42,000.

Noninterest Income and Expense

Noninterest Income. Total noninterest income increased $4,000 during the three months ended September 30, 2000, as compared to the same period in 1999, with gains on sales of securities totaling $20,000 offset in part by decreases in NSF and overdraft fees. Fees and service charges were $88,000 for the three months ended September 30, 2000, as compared to $104,000 for the comparable period in 1999, a decrease of 15.4%.

Noninterest Expense. Total noninterest expense increased $15,000 during the three months ended September 30, 2000, as compared to the same period in 1999. Reductions in personnel costs of $39,000, or 8.1%, attributable to management changes and the closing of the Miami, Florida, loan production office during the third quarter of 2000 were more than offset by additional losses of $50,000 recognized on repossessed assets in the quarter ended September 30, 2000.

Income Tax Expense

The income tax benefit was $244,000 for the three months ended September 30, 2000, or an effective rate of 37.5%. This compares with an effective rate of 37.0% for the same period in 1999.

                               Financial Condition

Citrus' total assets at September 30, 2000, were $93.4 million, an increase of $5.3 million, or 6.0%, from $88.1 million at December 31, 1999. Increases in total securities of $3.6 million, total loans of $1.7 million, and federal funds sold of $1.7 million were offset by declines in cash and due from banks of $1.6 million since December 31, 1999. Deposits increased approximately $5.0 million, with higher costing certificates of deposit contributing $6.3 million in total increases and offsets in other deposits of $1.3 million.

Total stockholders' equity as of September 30, 2000, was $8.8 million, an increase of $0.5 million, or approximately 5.5%, compared with stockholders' equity of $8.4 million as of December 31, 1999. This increase was attributable to:

o   733,000 in additional capital from the exercise of the options and warrants;
o an increase of $19,000 in the market value (net of deferred income taxes) of investment securities available-for-sale, offset by net losses of $291,000.

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the nine months ended September 30, 2000):

                                                                                         Nine Months Ended      Year Ended
                                                                                          September 30,        December 31,
                                                                                               2000                1999
                                                                                               ----                ----

Return on average assets                                                                      -0.43%              -0.33%
Return on average equity                                                                      -4.33%              -4.09%
Interest-rate spread during the period                                                         3.60%               4.10%
Net interest margin                                                                            4.50%               4.70%
Allowance for credit losses to period end loans held for investment                            1.09%               0.59%
Net charge-offs to average loans held for investment                                           1.00%               1.26%
Nonperforming assets to period end loans held for investment
    and foreclosed property                                                                    2.04%               0.68%
Nonperforming assets to period end total assets                                                1.55%               0.52%



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

The following table sets forth Citrus Bank's regulatory capital position (dollars in thousands):

                                                                  Actual              Minimum(1)        Well-Capitalized(2)
                                                           Amount        %        Amount        %        Amount         %
                                                           ------        -        ------        -        ------         -
Total Capital (to Risk-Weighted Assets)                   $ 8,236      11.00%    $ 5,990      8.00%     $ 7,487       10.00%
Tier I Capital (to Risk-Weighted Assets)                  $ 7,466       9.97%    $ 2,995      4.00%     $ 4,492        6.00%
Tier I Capital (to Average Assets)                        $ 7,466       8.10%    $ 3,685      4.00%     $ 4,606        5.00%

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

               Item 1.      Legal Proceedings.
                            None.

               Item 2.      Changes In Securities.
                            None.

               Item 3.      Defaults upon Senior Securities.
                            None.

               Item 4.      Submission of Matters to a Vote of Security Holders.
                            None.

               Item 5.      Other Information.
                            None.

               Item 6.      Exhibits and Reports on Form 8-K.
                            a)   Exhibits.
                                 Exhibit 27 B Financial Data Schedule.

                            b)   Reports on Form 8-K.
                                 None

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registered has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Citrus Financial Services, Inc.




  Date:        March 26, 2001         /s/ Randy J. Riley
                                      Randy J. Riley
                                      Interim President/ Chief Executive Officer



  Date:        March 26, 2001        /s/ Marion H. Tupek
                                     Marion H. Tupek
                                     Principal Accounting Officer/Vice President