Form 10KSB
period 2000-12-31
CITRUS FINANCIAL SERVICES INC
filed 2001-04-02
CIK 852616

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2000

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

                     Common Stock, par value $3.15 per share
                                (Title of Class)

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

Revenues for the fiscal year ended December 31, 2000:  $ 7,785,000

The  aggregate  market  value  of the  common  stock of the  Registrant  held by nonaffiliates of the Registrant (305,883 shares) on March 9, 2001 was approximately $3.1 million. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to the highest known recent trade of the common stock of the Registrant at $10.00 per share. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock, as of March 9, 2001: 1,423,402 shares of $3.15 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE


     1. Portions of the Annual Report to Shareholders for the Fiscal Year ended December 31, 2000. (Part II)

     2. Portions of Proxy Statement for the 2001 Annual Meeting of Shareholders. (Part III)

                 CITRUS FINANCIAL SERVICES, INC. AND AFFILIATES


                                TABLE OF CONTENTS


NOTE: Certain information required by Form 10-KSB is incorporated by reference from the 2000 Annual Report and 2001 Annual Meeting Proxy Statement as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.

   PART I                                                            Page Number
   Item 1   Business of Citrus                                            3
   Item 2   Properties                                                   14
   Item 3   Legal Proceedings                                            14
   Item 4   Submission of Matters to a Vote of Security Holders          14



   PART II
   Item 5   Market for Common Equity and Related Stockholder Matters     15
   Item 6   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    15(1)
   Item 7   Financial Statements and Supplementary Data                  15(1)
   Item 8   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                          15


   PART III
   Item 9   Directors and Executive Officers of the Registrant           16(2)
   Item 10  Executive Compensation                                       16(2)
   Item 11  Security Ownership of Certain Beneficial Owners and
            Management                                                   16(2)
   Item 12  Certain Relationships and Related Transactions               16
   Item 13  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K                                                     19
______________________________________________________________
[FN]
(1) These items are incorporated by reference from Citrus' 2000 Annual Report pursuant to Instruction E.3. of Form 10-KSB.
(2) The material required by Items 9 through 11 is hereby incorporated by reference from Citrus' definitive proxy statement pursuant to Instruction
    E.3. of Form 10-KSB.

                                     PART I


ITEM 1.       BUSINESS OF CITRUS

Citrus Financial Services

     Citrus is headquartered in Vero Beach, Florida, which is the county seat for Indian River County. Citrus operates primarily through Citrus Bank. Citrus Mortgage Corp., a mortgage brokerage company which has not yet begun operations, is a wholly owned subsidiary of Citrus which was established in 1995. See "Business of Citrus - Non-Bank Subsidiary."

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

Primary Service Area

     Vero Beach is located approximately 15 miles north of Ft. Pierce and 35 miles south of Melbourne. The City of Vero Beach has a permanent population of approximately 18,000 while the greater Vero Beach area has a population of approximately 79,000. Indian River County has a population of approximately 113,000. The greater Vero Beach area consists of the land mass located between the Atlantic Ocean and Interstate 95 extending from the St. Lucie/Indian River County line approximately 10 miles north, and containing approximately 100 square miles. Citrus considers the greater Vero Beach area as one of its primary service areas.

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

     Indian River County has a land area of approximately 503 square miles. It has more than 26 miles of coastline and is served by the Melbourne Regional Airport in Melbourne, Orlando International Airport in Orlando and Vero Beach Airport which accommodates private and chartered flights. Indian River County is one of the fastest growing areas in the State of Florida. The primary business sectors in Indian River County include citrus, retail and manufacturing, as well as service-related trades with increasing new business from computer software companies. Based upon the latest statistical data, the median family income for Indian River County is $50,920.

     Citrus Bank's Sebastian branch is located in northern Indian River County, Florida. Sebastian has a population of approximately 16,000 residents. Citrus Bank's Barefoot Bay Branch is located in south Brevard County, approximately 20 miles north of Vero Beach. Barefoot Bay has a population of approximately 10,000 residents, most of whom are retired. Both Indian River
County and Barefoot Bay have a seasonal fluctuation of residents. Citrus estimates that these areas experience an approximate 30% increase in residents during the winter months.

     Citrus considers Indian River County and the southern portion of Brevard County as its current primary market area.

Citrus' Addition of Loan Production Offices

     During 1999, Citrus expanded its loan originations by establishing new loan production offices in Miami and Sebring, Florida. We had initially chosen Miami for a new bank, but have withdrawn those plans and closed this office during 2000. In an additional effort to open another new bank in Sebring, we opened a loan production office in Sebring in June 1999. We have decided to continue to run this office as a loan production office at the current time. The Sebring office reported total loans outstanding of $5.7 million at December 31, 2000, and continued loan originations are expected from this office in 2001.

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

     We place an emphasis on originating commercial loans. We have targeted small- to medium-sized businesses as our potential customer base, as management believes that large out-of-state financial institutions that have acquired several local banks have shifted the focus of the acquired banks away from these business opportunities. We also originate residential loans by offering various adjustable-rate and fixed-rate mortgage loan products.

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

Loan Activities

     General. Citrus' primary business is making commercial business, real estate and consumer loans. Citrus also purchases loans for resale in the secondary market. As of December 31, 2000, net loans held for investment totaled $67.5 million, or 70.4%, of total assets. As of the same period, loans held for sale totaled $0.7 million, or 0.7%, of total assets.

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

     Loans over 95% loan-to-value ratio are limited to special community support programs or one of the FHA, VA, or Farmers Home Administration ("FmH") guarantee or insurance programs. The loan-to-value ratio on a home secured by a junior lien generally does not exceed 85%, including the amount of the first mortgage on the collateral. With respect to home loans granted for construction or combination construction/permanent financing, Citrus will lend up to 80% of the appraised value of the property on an "as completed" basis. Citrus generally limits the loan-to-value ratio on multi-family residential and commercial real estate loans to 75% of value. Consumer loans are considered to be loans to natural persons for personal, family or household purposes, and these loans may be unsecured, secured by personal property or secured by liens on real estate which, when aggregated with prior liens, equals or exceeds the appraised value of the collateral property.

     The maximum amount which Citrus could have loaned to one borrower and the borrower's related entities as of December 31, 2000, was approximately $1,310,000 or approximately $2,184,000 for certain excepted loans. At December 31, 2000, the maximum amount loaned to one borrower and related entities, including guarantees of loans with and without recourse, totaled approximately $1,339,304, which was within the applicable legal lending limit of $2,184,000. See "Regulation And Supervision Governing Citrus."

     Interest rates charged on loans are affected principally by competitive factors, the demand for loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Residential Loans. Citrus currently originates fixed-rate residential mortgage loans and ARM loans for terms of up to 30 years. As of December 31, 2000, $16.4 million, or 24.0%, of Citrus' total loan portfolio, excluding loans held for sale, consisted of one-to-four family residential real estate loans. Approximately $5.9 million, or 35.7%, of these loans were ARM loans.

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

     Table Funding Loan Program. Citrus provides funds to a limited number of real estate mortgage brokers who make mortgage loans in its primary market area. These loans are closed in the name of the mortgage broker and are immediately assigned to Citrus. Citrus acquires the residential mortgage loan for the purpose of resale to an end investor, typically a mortgage brokerage firm. Interest and fee income from this program totaled $97,000 in 2000 and $537,000 in 1999. These amounts represented 1.2% of total income for 2000 and 7.7% for 1999.

     Construction Loans. Citrus has and continues to offer adjustable and fixed-rate residential construction loans to owners wishing to construct their primary residence and to selected builders/developers in Citrus' primary market area. As of December 31, 2000, construction and land development loans amounted to $9.7 million, or less than 14.2% of loans held for investment. Construction loans to individuals usually are originated in connection with the permanent loan on the property. Construction-permanent loans typically provide for a construction term of six months to one year followed by the permanent loan term of up to 30 years. Loans to builders/developers are restricted to homes that are pre-sold or are constructed on a speculative basis. Loans to builders for the construction of a home for which there is no immediate buyer at the time of construction are considered spec loans. Spec loans are typically for one year and provide for interest only payments during the loan term. The financial capacity of the builder, the builder's experience, and the credit history of the builder, as well as present market conditions are reviewed when considering spec loans. As of December 31, 2000, Citrus had nine spec loans totaling $2,851,920.

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

     Commercial and Multi-family Real Estate Loans. Commercial real estate loans (other than construction and land development) are secured primarily by office and retail business properties located in the primary market area. These types of loans amounted to $21.6 million, or 31.6%, of total loans held for investment as of December 31, 2000. Commercial real estate loans may be for a term of up to 25 years, but frequently include a maturity in three to six years. Multi-family real estate loans totaled $4.2 million, or 6.1%, of total loans at December 31, 2000. Citrus generally does not typically offer fixed-rate commercial real estate or multi-family real estate loans.

     Commercial and multi-family real estate loans are originated with a loan-to-value ratio generally not exceeding 75%. Loans secured by this type of collateral will continue to be a part of our future loan program. Commercial and multi-family real estate loans are generally larger and involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial property depend to a large degree on results of operations and management of the properties, repayment of this type of loan may be negatively impacted by adverse conditions in the real estate market or the economy. At December 31, 2000, the largest commercial real estate loan was $1,339,304 secured by commercial real estate, and was current. The largest multi-family real estate relationship was $1,259,130 secured by an apartment complex, and was current.

     Commercial Loans. Citrus' commercial loans are business loans that are not secured by real estate. At December 31, 2000, the largest commercial loan was $841,192 for a floorplan line of credit secured by boats. At December 31, 2000, Citrus had outstanding Small Business Administration ("SBA") loans of $122,378. Citrus is not a designated SBA underwriter. We will consider making additional SBA loans when the demand for SBA loans increases in our primary market area. SBA loans, which are guaranteed in part by the SBA, typically include a higher loan balance relative to the value of the collateral, as opposed to loans originated without a government guarantee. Commercial loans (not secured by real estate) totaled $12.5 million, or 18.3%, of total loans at December 31, 2000.

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

     Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer loan repayments are dependent on the borrower's continuing financial stability, and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. Management believes that the yields earned on consumer loans are commensurate with the credit risk associated with these loans. As of December 31, 2000, consumer loans amounted to $3.9 million, or 5.8%, of net loans held for investment.

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

     If the loan is secured by real estate and foreclosure is required, the property will be sold at a public auction in which Citrus may participate as a bidder. If Citrus is the successful bidder, the acquired real estate property is then included in the other real estate owned "OREO" account until it is sold. Citrus is permitted under federal regulations to finance sales of real estate owned with loans which may involve more favorable interest rates and terms than generally would be granted under normal underwriting guidelines. As of December 31, 2000, Citrus had OREO properties totaling $129,000 and $92,000 in loans past due 90 days or more.

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

     At December 31, 2000, Citrus had 24 loan relationships classified as substandard or doubtful totaling $3.9 million, and no material loans classified as loss.

Allowance for Credit Losses

     The allowance for credit losses is established through a provision for loan losses charged against income. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. The allowance is an estimated amount that management believes will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration factors including changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower's ability to pay. While management uses the best information available to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. At December 31, 2000, Citrus had a total allowance for credit losses of $986,000, representing 1.44% of total loans held for investment.

Non-Bank Subsidiary

     As of December 31, 2000, Citrus had one wholly-owned non-bank subsidiary, Citrus Mortgage Corp. Citrus Mortgage Corp. was established on August 3, 1995, to be a mortgage brokerage company. As of December 31, 2000, Citrus' aggregate investment in Citrus Mortgage was less than $1,000. Citrus Mortgage is not active.

Personnel

     As of December 31, 2000, Citrus had no full-time employees and Citrus Bank had 42 full-time employees. The employees are not represented by any collective bargaining group. We believe our relations with our employees are good.

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

     Gramm-Leach-Bliley Act. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which reforms and modernizes certain areas of financial services regulation. The law permits the creation of financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The new law reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies.

     The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution's privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law repeals the exemption that banks were afforded from the definition of "broker," and replaces it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. In the area of CRA activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the CRA ratings of a bank or of the bank subsidiaries of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better CRA ratings when they commence the new activity.

     Most of the provisions of the law took effect on March 11, 2000, with other provisions being phased in over a one to two year period thereafter. It is anticipated that the effects of the law, while providing additional flexibility to bank holding companies and banks, may result in additional affiliation of different financial services providers, as well as increased competition, resulting in lower prices, more convenience, and greater financial products and services available to consumers.

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

     Limitations on Deposits Acquired From Brokers. In accordance with the FDICIA, the FDIC has implemented restrictions on the acceptance of brokered deposits. In general, an "undercapitalized" institution may not accept, renew or roll over any brokered deposits. "Adequately capitalized" institutions may request a waiver from the FDIC to do so, while "well-capitalized" institutions may accept, renew or roll over brokered deposits without restriction. The rule requires registration of deposit brokers and imposes certain record keeping requirements. Institutions that are not "well-capitalized," even those who meet minimum capital requirements, must comply with regulatory limits on rates of interest they may pay on brokered and other deposits. Citrus Bank does not have any brokered deposits.

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

     Annual Assessment Charged to Citrus by the Comptroller of the Currency. National banks are required to pay assessments to the Comptroller of the Currency to fund the operations of the Comptroller of the Currency. The general assessment, to be paid semiannually, is computed upon a bank's total assets, including consolidated subsidiaries, as reported in Citrus Bank's latest quarterly call report. Citrus Bank's assessment was $35,000 for 2000 and $33,000 for 1999.

Reserves Required by The Federal Reserve System

     Federal Reserve regulations require banks to maintain noninterest-earning reserves against their transaction accounts which are primarily NOW and regular checking accounts. Federal Reserve regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $42.8 million or less plus 10% against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances are exempted from the reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account, interest-earning assets of Citrus Bank are reduced.

Statistical Profile and Other Financial Data

     Reference is hereby made to the statistical and financial data contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," for statistical and financial data providing a review of Citrus" business activities.

ITEM 2.  PROPERTIES

     The following table sets forth information with respect to Citrus' offices as of December 31, 2000.

                                             Year
                                           Facility      Size of Facility       Facility            Net Book
Location                                    Opened          in Sq. Ft.           Status               Value

Main Office
Citrus Bank, N.A
1717 Indian River Blvd., Ste. 100             1990          10,000                Owned            $1,066,542
Vero Beach, Florida

Branches
Sebastian Office
1020 U.S. 1                                   1993           2,800                Owned            $  422,055
Sebastian, Florida

Barefoot Bay Office
1020 Buttonwood Street                        1996           2,160                Owned            $  370,785
Barefoot Bay, Florida

Sebring Loan Production Office
3900 U.S. 27 North                            1999           1,960                Owned/           $  284,984
Sebring, Florida                                                                  Lease


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

As of March 9, 2001, the number of holders of record of Citrus' Common Stock was 413.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Citrus hereby incorporates by reference the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 28 of the 2000 Annual Report to Shareholders for the year ended December 31, 2000, filed as an Exhibit under Item 14 herein.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Citrus hereby incorporates by reference the Report of the Independent Auditors and the Consolidated Financial Statements contained in the 2000 Annual Report to Shareholders for the year ended December 31, 2000.

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

     (c) Changes in Control

         On March 6, 2001, Citrus entered into an Agreement and Plan of Re-organization ("Agreement") with CIB Marine Bancshares, Inc. ("CIB"), of Pewaukee, Wisconsin, whereby CIB will acquire 100% of the outstanding shares of Citrus in exchange for shares of CIB common stock. A copy of the Agreement is filed as an exhibit under Item 14 herein.


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

     Set forth on the following page is certain information as of December 31, 2000 concerning loans made by Citrus Bank to each of its directors, executive officers and their immediate families whose aggregate indebtedness to Citrus Bank exceeded $60,000 at anytime since January 1, 2000.





                                                  Largest
                                                  Amount        Balance
                                     Maturity   Outstanding      as of
                           Date of   Date of   from January    December          Interest
Name                       Loan       Loan         1, 2000     31, 2000           Rate           Type

Robert L. Brackett          9/94        5/11  $   326,353   $   175,301          8.25%         Commercial
                            6/97        6/02      318,439       304,584         10.00%         Commercial
                            3/99        4/14      560,414       437,494         7.875%         Commercial
                            7/99        7/01      200,000       100,000          9.50%         Line of Credit
                            4/90         N/A          859           437         13.44%         Credit Card
                                                      ---           ---
                                              $ 1,406,065   $ 1,017,816
                                              ===========   ===========

S. Hallock duPont, Jr      12/98        1/02  $   342,495   $   291,327         10.50%         Commercial
                           11/96       11/06       10,899             0         10.50%         Line of Credit
Europa Corp                 3/98        3/00      242,000             0          8.75%         Commercial
                            3/98        3/23      469,379       416,385          8.25%         Real Estate
                            4/99        5/02      224,394             0         11.00%         Commercial
                            4/99        7/13      297,191             0          8.25%         Real Estate
Recourse Loans              Var.        Var.      324,456         7,966           Var.         Consumer
                                                  -------         -----
                                              $ 1,910,814   $   715,678
                                              ===========   ===========

Hubert Graves, Jr           1/92         N/A  $     2,755   $     1,422         13.44%         Credit Card
                           11/96       11/06        1,056             0         10.50%         Line of Credit
Hubert Graves &
Alice Julia Graves          1/92        2/22       93,078        91,568         8.625%         Real Estate
                                                   ------        ------
                                              $    96,889   $    92,990
                                              ===========   ===========

Earl H. Masteller           2/99        3/14  $   193,482   $         0         6.625%         Real Estate
                            1/00        2/10       18,568         1,199         10.00%         Line of Credit
                            4/90         N/A           96             0         13.44%         Credit Card
Masteller & Moler, Inc.     7/99        7/01       18,815             0         10.50%         Commercial
                            5/97        6/00        1,001             0          9.25%         Commercial
                           11/99       11/04       33,287        27,539         7.875%         Consumer
                            4/91         N/A        3,825         3,825         13.44%         Credit Card
                            4/91         N/A        2,176           836         13.44%         Credit Card
                            5/97         N/A        1,965             0         15.00%         Credit Card
Masteller, Moler &         11/95       11/00       17,814             0          9.50%         Commercial
Reed, Inc.                  3/99        9/01        7,267             0          8.25%         Commercial
                            5/00        7/01       11,699             0         10.50%         Commercial
                            7/97        7/00        2,175             0          9.00%         Commercial
                           12/99       12/01        5,000         2,117         8.875%         Commercial
                           12/99       12/02       23,880        16,514         7.625%         Commercial
                           06/00        6/02        3,600         2,766         10.125%        Commercial
                           06/00        6/03       13,604        11,539          8.25%         Commercial
Walsh Environmental        12/99        1/01       22,849        18,950         11.00%         Commercial
Services, Inc.             12/99       12/04       32,409        26,922         7.875%         Commercial
                            7/97         N/A        4,821         3,906         13.44%         Credit Card
                            1/00        1/04        6,875         5,135         8.625%         Commercial
                            7/00        7/05       35,000        32,608         10.50%         Commercial
                            6/98        6/02        7,789         5,080          8.75%         Commercial
                           12/99        1/00        5,500             0         10.25%         Commercial
                                                    -----             -
                                              $   473,497   $   158,936
                                              ===========   ===========

                                       17

                                                  Largest
                                                  Amount        Balance
                                     Maturity   Outstanding      as of
                           Date of   Date of   from January    December         Interest
Name                       Loan       Loan         1, 2000     31, 2000          Rate           Type

Louis L. Schlitt           11/98       11/10  $    46,821   $    39,670         11.00%         Line of Credit
                           10/90         N/A        2,301           187         13.44%         Credit Card
CFC Unit 201 Corp.          5/98        5/02      508,874       500,958          8.50%         Real Estate
Schlitt Insurance           6/99        6/01       50,000        44,709         10.50%         Commercial
Services, Inc.             10/90         N/A        4,178         1,971         13.44%         Credit Card
                                                    -----         -----
                                              $   612,174   $   587,495
                                              ===========   ===========

Walter E. Smith, Jr.        3/94        3/99  $   199,000   $   189,000          8.50%         Commercial
                            7/90         N/A       18,938           858         13.44%         Credit Card
Sherry Smith &              1/92         N/A        3,021         3,021         13.44%         Credit Card
Walter Smith
Walter Smith &             10/90         N/A            0             0         13.44%         Credit Card
Sheila Gallira
Southeast Interstate        6/95         N/A        2,855           329         13.44%         Credit Card
Services                    6/95         N/A        7,562         5,825         13.44%         Credit Card
                            6/95         N/A        2,879         2,014         13.44%         Credit Card
                            6/95         N/A        4,036           362         13.44%         Credit Card
                            8/91         N/A        4,233         3,085         13.44%         Credit Card
                            7/00        9/03      800,000       149,057         10.25%         Real Estate
                            4/99       10/06      708,070       643,464          9.75%         Commercial
                            7/99        7/01      277,141             0         10.25%         Real Estate
                                                  -------             -
                                              $ 2,027,735   $   997,015
                                              ===========   ===========

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form-18 under the Securities Act of 1933 for Citrus, as filed with the Securities and Exchange Commission on June 30, 1989, Registration No. 33-29696-A (referred to as "S-18"), (ii) an Annual Report on Form 10-KSB (10-K) or (iii) the quarterly report filed on Form 10-QSB for the quarter ended March 31, 1995 (10-Q). The exhibit numbers correspond to the exhibit numbers in the referenced documents.





Exhibit No.                         Description of Exhibit

  2.0 Agreement and Plan of Reorganization by and among CIB Marine Bancshares, Inc., Citrus Financial Services, Inc., and Citrus Bank, N.A., dated March 6, 2001 *3.1 Articles of Incorporation dated May 19, 1989 (S-18)

 *3.2     By-laws adopted June 29, 1989 (S-18)

 *3.3     Amendments to bylaws adopted March 16, 1995 (1995 10-Q)

*10.3     Employment Agreement dated July 11, 1991 between Registrant and Randy
          J. Riley (1992 10-K)

*10.4     Employment Agreement dated July 11, 1991 between Registrant and Henry
          O. Speight (1993 10-K)

 22.1     Citrus' 2001 Annual Meeting Proxy Statement.

 22.2     Citrus' 2000 Annual Report for the year ended December 31, 2000.

 23.1     Consent of Independent Auditors

         (b)  Reports on Form 8-K.

         Citrus filed a Form 8-K on March 6, 2001, relating to the Agreement and Plan of Reorganization.

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CITRUS FINANCIAL SERVICES, INC.

Dated:  March 26, 2001             By:   /s/  Randy J. Riley
                                   Randy J. Riley
                                   Interim President and Chief Executive Officer

Dated:  March 26, 2001             By:   /s/  Marion H. Tupek
                                   Marion H. Tupek
                                   Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Robert L. Brackett                                            March 26, 2001
ROBERT L. BRACKETT
Chairman of the Board, Treasurer, and Class II Director

/s/ S. Hallock duPont, Jr.                                        March 26, 2001
S. HALLOCK duPONT, JR.
Class III Director

/s/ Hubert Graves, Jr.                                            March 26, 2001
HUBERT GRAVES, JR.
Class I Director

/s/ Roy H. Lambert                                                March 26, 2001
ROY H. LAMBERT
Class II Director

/s/ Earl H. Masteller                                             March 26, 2001
EARL H. MASTELLER
Class I Director

/s/John A. Purdie                                                 March 26, 2001
JOHN A. PURDIE
Class I Director

/s/ Louis L. Schlitt                                              March 26, 2001
LOUIS L. SCHLITT
Class III Director

/s/ Walter E. .Smith, Jr.                                         March 26, 2001
WALTER E. SMITH, JR.
Class I Director

/s/ James R. Thompson                                             March 26, 2001
JAMES R. THOMPSON
Class II Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders as of the date of filing this report. An annual report and proxy materials will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB. Citrus' Proxy Statement and 2000 Annual Report are included as Exhibits 22.1 and 22.2 of this filing.