Form 10QSB
period 2001-03-31
CITRUS FINANCIAL SERVICES INC
filed 2001-05-15
CIK 852616

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

                  For the Quarterly Period Ended March 31, 2001
                        Commission File Number 000-26145

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
    -----

Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the latest practicable date:

     Class                                         Outstanding as of May 4, 2001
---------------                                    -----------------------------
Common Stock                                                1,423,402
Par Value $3.15 per share (rounded)

                         CITRUS FINANCIAL SERVICES, INC.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER

REPORT OF INDEPENDENT ACCOUNTANTS                                            3

PART I:  FINANCIAL INFORMATION

     Item 1: Financial Statements:

             Consolidated Condensed Balance Sheets as of March 31, 2001
             (Unaudited) and December 31, 2000                               4

             Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2001 and 2000 (Unaudited) 5

             Consolidated Condensed Statements of Cash Flows for the Three
             Months Ended March 31, 2001 and 2000 (Unaudited)                6

             Consolidated Statement of Changes in Stockholders' Equity
             (Unaudited)                                                     7

             Notes to Consolidated Financial Statements (Unaudited)          8

     Item 2: Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      12

PART II: OTHER INFORMATION                                                  22

Signatures                                                                  23

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Audit Committee
Citrus Financial Services, Inc. and Subsidiary
Vero Beach, Florida

We have reviewed the accompanying consolidated condensed balance sheet of Citrus Financial Services, Inc., and its wholly-owned subsidiary, Citrus Bank, N.A., as of March 31, 2001, and the related consolidated statements of operations and comprehensive income and consolidated condensed statements of cash flows for the three months ended March 31, 2001 and 2000, and the related consolidated statement of changes in stockholders' equity for the three months ended March 31, 2001. These consolidated financial statements are the responsibility of Citrus' management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated January 26, 2001, except for Note 19, as to which the date is March 6, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
May 4, 2001

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                        March 31, 2001
                                                                                          (Unaudited)        December 31, 2000
                                                                                          -----------        -----------------
                                                                                       (In Thousands, Except Per Share Data)
ASSETS
Cash and due from banks                                                                  $     2,384           $     3,677
Federal funds sold                                                                             6,088                 6,351
                                                                                         -----------           -----------
     Total cash and cash equivalents                                                           8,472                10,028
Interest-bearing deposits in other banks                                                       1,032                    29
Securities available-for-sale at fair value                                                   14,228                13,001
Securities held-to-maturity (market value of
    $670 for 2001 and $657 for 2000)                                                             675                   680
Loans held for investment less allowance for credit losses                                    64,792                67,482
Loans held for sale                                                                            1,267                   688
Facilities                                                                                     2,787                 2,856
Other real estate owned                                                                          753                   129
Other assets                                                                                   1,053                 1,028
                                                                                         -----------           -----------

         TOTAL                                                                           $    95,059           $    95,921
                                                                                         ===========           ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand deposits                                                 $    13,090           $    12,320
     Interest-bearing demand deposits                                                          3,678                 4,148
     Money market deposits                                                                     4,883                 4,277
     Savings deposits                                                                          9,435                 8,693
     Time deposits, $100,000 and over                                                         11,265                10,762
     Other time deposits                                                                      43,283                46,358
                                                                                         -----------           -----------

         Total deposits                                                                       85,634                86,558

Other borrowings                                                                                 104                   117
Accounts payable and accrued liabilities                                                         399                   475
                                                                                         -----------           -----------

         Total liabilities                                                                    86,137                87,150
                                                                                         -----------           -----------

Commitments and contingencies                                                                   --                    --
                                                                                         -----------           -----------

Stockholders' equity:
     Preferred stock, $5.00 par value, authorized and
          unissued 1,000,000 shares in 2001 and 2000                                            --                    --
     Common stock, $3.15 par value (rounded), authorized
          10,000,000 shares, issued 1,423,402 shares in 2001 and 2000                          4,491                 4,491
     Additional paid-in capital                                                                4,638                 4,638
     Accumulated deficit                                                                        (256)                 (355)
     Accumulated other comprehensive income
         Net unrealized holding gains (losses) on securities                                      49                    (3)
                                                                                         -----------           -----------

         Total stockholders' equity                                                            8,922                 8,771
                                                                                         -----------           -----------

         TOTAL                                                                           $    95,059           $    95,921
                                                                                         ===========           ===========

Book value per common share                                                              $      6.27           $      6.16
                                                                                         ===========           ===========

Common shares outstanding                                                                  1,423,402             1,423,402
                                                                                         ===========           ===========




          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

                                                                                 For the Three Months Ended March 31,
                                                                                 ------------------------------------
                                                                                      2001                 2000
                                                                                      ----                 ----
                                                                            (Dollars in Thousands, Except Per Share Data)
Interest and fees on loans held for investment                                       $ 1,515              $ 1,559
Interest and fees on loans held for sale                                                  23                   31
Investment income on investment securities
   and interest-bearing deposits in other banks                                          279                   95
Federal funds sold                                                                        69                   63
                                                                                     -------              -------
         Total interest income                                                         1,886                1,748
                                                                                     -------              -------

Interest on deposits                                                                     999                  780
Other                                                                                      2                    3
                                                                                     -------              -------
         Total interest expense                                                        1,001                  783
                                                                                     -------              -------

         Net interest income before provision for credit losses                          885                  965
                                                                                     -------              -------

Provision for credit losses                                                              (32)                  74
                                                                                     -------              -------

         Net interest income                                                             917                  891
                                                                                     -------              -------

Fees and service charges                                                                 101                  103
Other income                                                                              15                    7
                                                                                     -------              -------
         Total other income                                                              116                  110
                                                                                     -------              -------

Other expenses:
   Salaries and employee benefits                                                        429                  472
   Expenses of bank premises and fixed assets                                            168                  176
   Other operating expenses                                                              277                  263
                                                                                     -------              -------
         Total other expenses                                                            874                  911
                                                                                     -------              -------

Income before provision for income taxes                                                 159                   90

Provision for income taxes                                                                60                   33
                                                                                     -------              -------

Net income                                                                                99                   57

Other comprehensive income, net of income taxes:
   Unrealized holding gains (losses) arising during period                                52                  (13)
   Less: reclassification adjustments for gains included in
         net income for the period                                                      --                   --
                                                                                     -------              -------
         Total other comprehensive income,
              net of income taxes                                                         52                  (13)
                                                                                     -------              -------

Comprehensive income                                                                 $   151              $    44
                                                                                     =======              =======


Earnings Per Share Information
     Primary                                                                         $  0.07              $  0.04
                                                                                     =======              =======
     Fully diluted                                                                   $  0.07              $  0.04
                                                                                     =======              =======




          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   For the Three Months Ended March 31,
                                                                                   ------------------------------------
                                                                                        2001                 2000
                                                                                        ----                 ----
                                                                             (Dollars in Thousands, Except Per Share Data)
Net income                                                                            $     99             $     57
Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
         Provision for credit losses                                                       (32)                  74
         Depreciation and amortization                                                      85                   90
         Net premium amortization and discount accretion                                    (2)                  (6)
         (Increase) decrease in other assets                                              (663)                 120
         Decrease in other liabilities                                                     (76)                 (21)
         Origination of loans held for sale                                             (7,044)              (7,177)
         Proceeds on sale of loans held for sale                                         6,465                8,221
                                                                                      --------             --------
              Net cash provided (used)
               by operating activities                                                  (1,168)               1,358
                                                                                      --------             --------

Cash flows from investing activities:
     Net (increase) decrease in:
         Investment securities                                                          (1,137)                 148
         Interest-bearing deposits in other banks                                       (1,003)                 (34)
         Loans                                                                           2,705               (4,661)
     Purchases of bank premises and equipment, net                                         (16)                 (97)
                                                                                      --------             --------
              Net cash provided (used)
               by investing activities                                                     549               (4,644)
                                                                                      --------             --------

Cash flows from financing activities:
     Net increase (decrease) in deposits                                                  (924)               2,660
     Repayments of FHLB advances, net                                                      (13)                 (83)
                                                                                      --------             --------

              Net cash provided (used) by
                financing activities                                                      (937)               2,577
                                                                                      --------             --------

Decrease in cash and cash equivalents                                                   (1,556)                (709)

Cash and cash equivalents at beginning of period                                        10,028                7,590
                                                                                      --------             --------

Cash and cash equivalents at end of period                                            $  8,472             $  6,881
                                                                                      ========             ========














          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                        Common Stock                                           Net
                                                 ----------------------------                               Unrealized
                                                                                                             Holding
                                                              Par               Additional                    Gains       Total
                                                             Value                Paid-in    Accumulated   (Losses) on Stockholders'
                                                 Shares    (Rounded)   Amount     Capital      Deficit      Securities      Equity
                                                 ------    ---------   ------     -------      -------      ----------      ------
                                                                       (Dollars in Thousands, Except Par Value Per Share)

Balance, December 31, 2000                     1,423,402    $  3.15  $   4,491    $   4,638    $    (355)    $      (3)    $   8,771
                                               ---------    -------  ---------    ---------    ---------     ---------     ---------
Comprehensive income:
   Net income                                       --       --           --           --             99          --              99
   Net change in net unrealized
     holding gains on securities
     less reclassification for
     realized gains                                 --       --           --           --           --              52            52
                                               ---------    -------- ---------    ---------    ---------     ---------     ---------

     Total comprehensive income                     --       --           --           --           --            --             151
                                               ---------    -------  ---------    ---------    ---------     ---------     ---------

Balance, March 31, 2001                        1,423,402    $  3.15  $   4,491    $   4,638    $    (256)    $      49     $   8,922
                                               =========    =======  =========    =========    =========     =========     =========



































          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Citrus Financial Services, Inc. ("Citrus"), and its wholly-owned subsidiary, Citrus Bank, N.A. ("Citrus Bank"). The consolidated financial statements for the three months ended March 31, 2001 and 2000, have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year. The accounting policies followed by Citrus are set forth in Note 1 to Citrus' consolidated financial statements contained in the 2000 Annual Report to Stockholders and are incorporated herein by reference.

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

Accounting for Derivatives

In September 2000, the Financial Accounting Standards Board amended Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which addresses the accounting for derivative instruments and provides for matching the timing of gain or loss recognition on the hedging instrument. Guidance on identifying derivative instruments is also provided as well as additional disclosures. SFAS 133, as amended, became effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management adopted SFAS 133, as amended, as of January 1, 2001. The adoption of SFAS 133, as amended, had no material impact on the financial condition or results of operations of Citrus for the quarter as Citrus does not have any material amounts of derivatives or hedging activities.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001


NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period as determined by using the treasury stock method. The following information was used in the computation of earnings per share on both a basic and diluted basis for the three months ended March 31, 2001 and 2000 (in thousands except per share data):

                                                                                        For the Three Months
                                                                                           Ended March 31,
                                                                                     2001                  2000
                                                                                     ----                  ----
Basic EPS computation:
    Numerator - Net income                                                          $   99                $   57
    Denominator - Weighted average shares outstanding                                1,423                 1,329
                                                                                    ------                ------

    Basic EPS                                                                       $ 0.07                $ 0.04
                                                                                    ======                ======

Diluted EPS computation:
    Numerator - Net income                                                          $   99                $   57
                                                                                    ------                ------
    Denominator - Weighted average shares outstanding                                1,423                 1,329
    Stock options                                                                       15                    64
                                                                                    ------                ------

                                                                                     1,438                 1,393

    Diluted EPS                                                                     $ 0.07                $ 0.04
                                                                                    ======                ======

NOTE 3 - LOANS HELD FOR INVESTMENT

Loans held for investment consisted of (dollars in thousands):
                                                                         March 31,                 December 31,
                                                                           2001                        2000
                                                                         --------                    --------
Real estate                                                              $ 52,890                    $ 51,988
Commercial and agriculture                                                  8,928                      12,548
Installment and other loans                                                 3,946                       3,935
                                                                         --------                    --------
      Total loans, gross                                                   65,764                      68,471
Unearned income and deferred fees                                              (1)                         (3)
Allowance for credit losses                                                  (971)                       (986)
                                                                         --------                    --------
      Net loans                                                          $ 64,792                    $ 67,482
                                                                         ========                    ========

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001


NOTE 4 - LOANS HELD FOR SALE

Loans held for sale include residential real estate loans held for sale to FNMA and outstanding loans originated by third-party brokers, assigned to Citrus Bank, and held by Citrus Bank pending transfer to investors with take-out commitments. At March 31, 2001, and December 31, 2000, such loans totaled $1,267,000 and $688,000, respectively. These loans are carried at cost, which is lower than market.

Citrus Bank does not originate any significant amounts of loans specifically for resale. Loans originated by Citrus Bank and sold principally to FNMA generally represent less than 3% of all loans originated. The only servicing income received by Citrus Bank comes from the servicing of loans sold principally to FNMA. Servicing income of $4,000 was recorded by Citrus Bank for each of the three months ended March 31, 2001 and 2000, respectively.


NOTE 5 - ALLOWANCE FOR CREDIT LOSSES

Citrus' Board of Directors monitors the loan portfolio monthly in order to enable it to evaluate the adequacy of the allowance for credit losses.
Management has implemented a risk system that identifies potential problem credits as early as possible, categorizes the credits as to risk, and monitors the progress of the credits.

Citrus maintains the allowance for credit losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for credit losses follows (dollars in thousands):

                                                                            Three Months             Twelve Months
                                                                           Ended March 31,         Ended December 31,
                                                                                2001                     2000
                                                                              --------                 ---------
Balance, beginning of period                                                   $  986                    $  401
                                                                               ------                    ------
Recoveries
         Real estate loans                                                       --                        --
         Installment loans                                                       --                          84
         Credit card and related plans                                              1                         2
         Commercial and all other loans                                            20                         1
                                                                               ------                    ------
                                                                                   21                        87
                                                                               ------                    ------
Charge-offs
         Real estate loans                                                       --                           5
         Installment loans                                                       --                          28
         Credit card and related plans                                              3                        13
         Commercial and all other loans                                             1                       586
                                                                               ------                    ------
                                                                                    4                       632
                                                                               ------                    ------

Provision charged to operations                                                   (32)                    1,130
                                                                               ------                    ------

Balance, end of period                                                         $  971                    $  986
                                                                               ======                    ======


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

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001


NOTE 6 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (Continued)

Financial instruments at March 31, 2001, consisted of commitments to extend credit approximating $8.3 million and letters of credit of $100,000.

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


NOTE 7 - STOCKHOLDERS' EQUITY

Citrus has authorized 11,000,000 shares of authorized capital stock, consisting of 10,000,000 shares of common stock, par value $3.15 (as adjusted for stock splits) per share, and 1,000,000 shares of preferred stock, par value of $5.00 per share. As of March 31, 2001, Citrus had 1,423,402 shares of common stock issued and outstanding and 43,824 shares were subject to issuance pursuant to vested options. No shares of preferred stock were issued.


NOTE 8 - REGULATORY MATTERS

In late 2000, the OCC mandated that Citrus Bank recognize additional charge-offs and provision for credit losses for several customer relationships that had shown credit weaknesses throughout 2000, and in which the underlying collateral was deemed insufficient to protect Citrus Bank from potential losses in 2001. Citrus Bank was directed by the OCC to amend its regulatory reports for the third quarter of 2000 and, accordingly, the Form 10-QSB was also restated and filed on March 29, 2001.

During the first quarter 2001, management's estimate of projected charge-offs on its loan portfolio was revised downward, which resulted in a negative provision for credit losses of $32,000 for the three months ended March 31, 2001.


NOTE 9 - PROPOSED MERGER

On March 6, 2001, Citrus signed an Agreement and Plan of Reorganization by and among CIB Marine Bancshares, Inc. ("CIBM"), Citrus, and Citrus Bank. Under the terms of this agreement, which are subject to stockholder and regulatory approval, Citrus' outstanding common stock will be converted into shares of CIBM based at the respective exchange values. If the Citrus exchange value is less than $9.50, CIBM may, in its sole discretion, (i) terminate its agreement; (ii) substitute $9.50 as the Citrus exchange value; or, (iii) offer Citrus the exchange value as calculated in the agreement and Citrus may, in its sole discretion, accept the offer and all other terms of the agreement. It is the intent of the parties that closing will take place within 180 days of the date of this agreement.

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


                         Future Accounting Requirements

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), a replacement of SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on the consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities when extinguished. SFAS 140 provides consistent standards for distinguishing transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 was effective for recognition and reclassification of collateral and for disclosures relating to securitization of transactions and collateral for fiscal years ending December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000. As of January 31, 2001, management has adopted SFAS 140. Management does not anticipate that adoption of SFAS 140, when fully implemented, will have a material impact on the financial condition or results of operations of Citrus.

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

                              Results of Operations

Net Income

Citrus' net income was $99,000 for the three months ended March 31, 2001, as compared with $57,000 for the three months ended March 31, 2000. Significant factors affecting the profitability of Citrus for the three months ended March 31, 2001, versus 2000 were:

o average earning assets increased 10.9%, however, substantially all of the growth was in the investment portfolio that earns less than the loan portfolio;
o additional interest income of $44,000 recorded on securities called by the issuer during the first quarter of 2001;
o declining margins as the cost of deposits have risen sharply while the yield on earning assets is nominally lower;
o a swing in the provision for credit losses from $74,000 in the first quarter of 2000 versus a negative provision in 2001 of $32,000; and,
o reductions in noninterest expenses related to the closing of the Miami loan production office in July 2000, followed by the employment termination of two executive officers in late 2000.

The increase in average earning assets of $8.9 million, or 10.9%, for the first three months of 2001 versus the same period in 2000 along with a decrease of approximately 20 basis points in the average yield on earning assets produced a net increase in total interest income of $138,000, or 7.9%. For the three months ended March 31, 2001, as compared with the comparable period in 2000, the increase in earning assets was primarily attributable to the deployment of funds received from certificates of deposit into investment securities, which resulted in a net increase of $8.7 million in average investment securities. Increases in total interest income were offset by increases in interest expense of $218,000, which resulted from the higher levels of certificates of deposit and the overall increase in the rate environment. Average certificates of deposit rose to $56.1 million for the first quarter of 2001 as compared to $49.2 million in the first quarter of 2000. The overall cost of interest-bearing liabilities grew by approximately 80 basis points over the same periods of comparison.

For the three months ended March 31, 2001, the change in the provision for credit losses totaled $106,000. As a result, net interest income posted a modest gain of 2.9%, rising from $891,000 in the first quarter of 2000 to $917,000 for 2001.

The decrease in noninterest expenses of 4.1% and the increase in noninterest income of 5.5% also contributed to an overall increase in net income of 73.7% in the first quarter of 2001 as compared with the same period in 2000.

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

Net interest income (before provision for credit losses) was $885,000 for the three months ended March 31, 2001, as compared to $965,000 for the three months ended March 31, 2000. The growth of Citrus' average total earning assets between these periods of $8.9 million was more than offset by an increase in total interest-bearing deposits and the average cost of interest-bearing liabilities of 80 basis points, which contributed to the decline in the net interest margin and interest-rate spread. The resulting net interest margin (which is net interest income divided by average interest-earning assets) declined to 3.9% for the three months ended March 31, 2001, as compared to 4.8% for the three months ended March 31, 2000. Net interest-rate spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 2.9% for the three months ended March 31, 2001, as compared to 3.9% for the three months ended March 31, 2000.

The yield on average investment securities rose to 7.2% in the first quarter of 2001 from 5.7% in the same period of 2000. Approximately 40 basis points of the increase was due to higher rates on investment securities purchased since March 31, 2000. The remainder, or 110 basis points, was due to additional accretion of discounts recorded on called investment securities during the quarter ended March 31, 2001, which totaled $44,000.

The decline in the key measurements of net interest income results from the shift in the mix of deposit liabilities with higher costing certificates of deposit comprising a greater percentage of total deposits. For the three months ended March 31, 2001 and 2000, the average ratio of certificates of deposit to total deposit was 76.4% and 74.1%, respectively. In addition, rates paid on certificates of deposit have increased by approximately 80 basis points in the three months ended March 31, 2001, as compared with the same period in 2000.

Average Balances, Income and Expenses, and Rates. The following table depicts, for the periods indicated, certain information related to Citrus' average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages. Nonaccrual loans and deferred loan fees have been included in loans held for investment.











                  [Remainder of page intentionally left blank.]

Average Balances, Income and Expenses, and Rates (dollars in thousands)

                                                                           For the Three Months Ended March 31,
                                                                        2001                                 2000
                                                        -----------------------------------     --------------------------------
                                                                      Interest      Average                 Interest     Average
                                                        Average         and          Yield/     Average        and        Yield/
                                                        Balance       Dividends       Rate      Balance     Dividends      Rate
                                                        -------       ---------       ----      -------     ---------      ----
Earning assets:
     Interest-earning deposits                          $   161       $     2         4.4%      $    28      $  --          4.5%
     Taxable securities                                  15,404           277         7.2%        6,661           95        5.7%
     Federal funds sold                                   5,424            69         5.1%        4,544           63        5.5%
     Loans held for sale                                  1,045            23         8.8%        1,269           31        9.8%
     Loans held for investment, net                      67,983         1,515         8.9%       68,656        1,559        9.1%
                                                         ------       -------                    ------      -------

         Total earning assets                            90,017         1,886         8.4%       81,158        1,748        8.6%
                                                                      -------                                -------

Non-earning assets                                        5,706                                   7,218
                                                         ------                                  ------

         Total assets                                   $95,723                                 $88,376
                                                        =======                                 =======

Interest-bearing liabilities:
     NOW and money market deposits                      $ 8,336            48         2.3%      $ 8,391           49        2.3%
     Savings                                              8,948            77         3.4%        8,864           72        3.2%
     Time deposits                                       56,065           874         6.2%       49,231          659        5.4%
     Other borrowings                                       111             2         5.7%          179            3        6.7%
                                                        -------       -------                   -------      -------

         Total interest-bearing liabilities              73,460         1,001         5.5%       66,665          783        4.7%
                                                                      -------                                -------

Noninterest-bearing liabilities                          13,372                                  13,194
Stockholders' equity                                      8,891                                   8,517
                                                        -------                                 -------

         Total liabilities and
              stockholders' equity                      $95,723                                 $88,376
                                                        =======                                 =======

Net interest income before provision
  for credit losses                                                   $   885                                $   965
                                                                      =======                                =======

Interest-rate spread                                                                  2.9%                                  3.9%
                                                                                      ====                                  ====

Net interest margin                                                                   3.9%                                  4.8%
                                                                                      ====                                  ====

Ratio of average earning assets to
  average interest-bearing liabilities                   122.5%                                  121.7%
                                                         ======                                  ======

Provision and Allowance for Credit Losses

Citrus has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the allowance will not be required.

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

At March 31, 2001, Citrus had 17 loans classified as substandard, doubtful, or loss totaling $3.2 million. At December 31, 2000, Citrus had 24 loans totaling $3.9 million in the same categories. At both March 31, 2001, and December 31, 2000, Citrus had no material loss assets to be charged-off. Loans classified by management as impaired totaled $631,000 and $1,236,000 at March 31, 2001, and December 31, 2000, respectively.

Nonperforming loans include loans that have been placed on nonaccrual status by Citrus and loans past due for ninety days or more. Some of these nonperforming loans are well-collateralized, posing no significant risk of loss, and have not been classified as impaired, doubtful, or loss. A summary of nonperforming loans and assets follows:









                  [Remainder of page intentionally left blank.]



                                                                                     March 31,        December 31,
                                                                                       2001              2000
                                                                                     --------          --------
                                                                                       (dollars in thousands)
Nonaccrual loans held for investment:
     Real estate loans                                                                $  189             $  196
     Installment loans                                                                  --                    6
     Credit cards and related plans                                                     --                 --
     Commercial and all other loan                                                       442              1,034
                                                                                      ------             ------
Total nonaccrual loans held for investment                                               631              1,236
                                                                                      ------             ------

Accruing loans held for investment over 90 days delinquent:
     Real estate loans                                                                  --                   60
     Installment loans                                                                  --                 --
     Credit cards and related plans                                                        2                 32
     Commercial and all other loans                                                     --                 --
                                                                                      ------             ------
Total accrual loans held for investment over 90 days delinquent                            2                 92
                                                                                      ------             ------

Troubled debt restructurings not included above                                         --                 --
                                                                                      ------             ------

Total nonperforming loans held for investment                                            633              1,328
                                                                                      ------             ------

Other real estate owned:
     Real estate acquired by foreclosure or deed in lieu
         of foreclosure                                                                  753                129
                                                                                      ------             ------
     Total nonperforming loans held for investment and
          other real estate owned                                                     $1,386             $1,457
                                                                                      ======             ======

     Total nonperforming loans held for investment
         as a percentage of total loans held for investment                              1.0%               1.9%
                                                                                      ======             ======
     Total nonperforming loans held for investment
         as a percentage of total assets                                                 0.7%               1.4%
                                                                                      ======             ======
     Total nonperforming loans held for investment
         and other real estate owned as a percentage of total assets                     1.5%               1.5%
                                                                                      ======             ======

Troubled debt restructurings and modified loans held for investment:
     Current                                                                          $1,335             $1,478
     Past due over 30 days and less than 90 days                                        --                 --
     Past due over 90 days and included above                                           --                 --
                                                                                      ------             ------

                                                                                      $1,335             $1,478
                                                                                      ======             ======


Nonperforming loans held for investment totaled $633,000 at March 31, 2001, a decrease from the December 31, 2000, total of $1,328,000. Other real estate owned at March 31, 2001, totaled $753,000, as compared with $129,000 at December 31, 2000.

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


Activity in the allowance for credit losses follows (dollars in thousands):

                                                                                      Three Months         Twelve Months
                                                                                         Ended                Ended
                                                                                        March 31,           December 31,
                                                                                          2001                 2000
                                                                                        --------             --------
Allowance at beginning of period                                                          $  986               $  401
                                                                                          ------               ------

Recoveries:
    Real estate loans                                                                       --                   --
    Installment loans                                                                       --                     84
    Credit cards and related plans                                                             1                    2
    Commercial and all other loans                                                            20                    1
                                                                                          ------               ------
Total recoveries                                                                              21                   87
                                                                                          ------               ------

Charge-offs:
    Real estate loans                                                                       --                      5
    Installment loans                                                                       --                     28
    Credit cards and related plans                                                             3                   13
    Commercial and all other loans                                                             1                  586
                                                                                          ------               ------
Total charge-offs                                                                              4                  632
                                                                                          ------               ------

Provision for credit losses charged to operations                                            (32)               1,130
                                                                                          ------               ------

Allowance at end of period                                                                $  971               $  986
                                                                                          ======               ======

Ratio of net charge-offs (recoveries) during the period to average
   loans held for investment outstanding during the period                                 (0.10%)               0.77%
                                                                                          =======              ======


At March 31, 2001, the allowance for credit losses amounted to $971,000, or 1.48% of outstanding total loans held for investment. At December 31, 2000, the allowance for credit losses amounted to $986,000, or 1.44% of outstanding total loans held for investment. Citrus' negative provision for credit losses was $32,000 for the three months ended March 31, 2001. For the same three months period in 2000, the provision for credit losses was $74,000.

In late 2000, the OCC mandated that Citrus Bank recognize additional charge offs and provision for credit losses for several customer relationships that had shown credit weaknesses throughout 2000, and in which the underlying collateral was deemed insufficient to protect Citrus Bank from potential losses in 2001. Citrus Bank was directed by the OCC to amend its regulatory reports for the third quarter of 2000 and, accordingly, the Form 10-QSB was also restated and filed on March 29, 2001.

During the first quarter 2001, management's estimate of projected charge-offs in its loan portfolio was revised downward, which resulted in a negative provision for credit losses of $32,000 in the three months ended March 31, 2001.

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

Total noninterest income increased by $6,000, or 5.5%, during the three months ended March 31, 2001, as compared to the same period in 2000. Fees and service charges were $101,000 for the three months ended March 31, 2001, as compared to $103,000 for the comparable periods in 2000, a decrease of 1.9%. Other income in 2001 included gains from other real estate owned, which totaled $7,000 in the three months ended March 31, 2001, as compared with less than $2,000 in the same period of 2000.

Noninterest Expense. Total noninterest expense decreased $37,000, or 4.06%, during the three months ended March 31, 2001, as compared to the same period in 2000. This decrease was primarily due to the net decline in salaries and employee benefits of $43,000, or 9.1%, resulting from the closure of the Miami loan production office in July 2000 and the termination of two executive officers in late 2000.

Occupancy expenses decreased $8,000, or 4.6%, for the three months ended March 31, 2001, as compared with the same period in 2000 due to the closure of the Miami loan production office in July 2000.

Other operating expenses increased $14,000, or 5.3%, primarily due to higher professional fees and collection expenses associated with the level of nonperforming loans, partially offset by the reduction in other costs associated with the operation of the Miami loan production office.

Income Tax Expense

The income tax provision was $60,000 for the three months ended March 31, 2001, or an effective rate of 37.7%. This compares with an effective rate of 36.7% for the same period in 2000.

                               Financial Condition

Citrus' total assets at March 31, 2001, were $95.1 million, a decrease of $862,000, or 0.9%, from $95.9 million at December 31, 2000. Increases in total securities of $1.2 million, interest-bearing deposits in other banks of $1.0 million, other real estate owned of $624,000, and total loans held for sale of $579,000 were offset by declines in cash and cash equivalents of $1.6 million and loans held for investment of $2.7 million since December 31, 2000. Total deposits decreased approximately $0.9 million, with higher costing certificates of deposit showing a reduction of $2.6 million and other deposits posting gains of $1.7 million.

Total stockholders' equity as of March 31, 2001, was $8.9 million, an increase of $151,000, or approximately 1.7%, compared with stockholders' equity of $8.8 million as of December 31, 2000. This increase was attributable to:

o    $99,000 in net income for the current quarter ended March 31, 2001, and

o an increase of $52,000 in the market value of investment securities available-for-sale (net of deferred income taxes).

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three months ended March 31, 2001):

                                                                                Three Months Ended       Year Ended
                                                                                     March 31,          December 31,
                                                                                       2001                2000
                                                                                    ----------           ---------
Return on average assets                                                                0.41%             -0.44%
Return on average equity                                                                4.45%             -4.48%
Interest-rate spread during the period                                                  2.90%              3.40%
Net interest margin                                                                     3.90%              4.30%
Allowance for credit losses to period end loans held for investment                     1.48%              1.44%
Net charge-offs (recoveries) to average loans held for investment                      -0.10%              0.77%
Nonperforming assets to period end loans held for investment
    and foreclosed property                                                             2.08%              2.12%
Nonperforming assets to period end total assets                                         1.46%              1.52%

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

Short-Term Investments. Short-term investments (which consist of federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits) averaged $5.6 million in the first three months of 2001 as compared to $4.6 million in the same period of 2000. At March 31, 2001, and December 31, 2000, short-term investments totaled $7.1 million and $6.4 million, respectively. These funds are a primary source of Citrus' liquidity and are generally invested in an earning capacity on an overnight basis.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for Citrus' loan portfolio and other earning assets. Citrus' core deposits were $74.4 million at March 31, 2001, and $75.8 million at December 31, 2000. Management anticipates that a stable base of deposits will be Citrus' primary source of funding to meet both its short-term and long-term liquidity needs in the future.

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

Borrowings. Citrus Bank has a line of credit master agreement with the FHLB of Atlanta that enables Citrus Bank to borrow up to $13.5 million. These advances are collateralized by Citrus Bank's FHLB stock and a blanket floating lien consisting of wholly-owned residential (1-4 units) first mortgage loans. At March 31, 2001, there were no advances outstanding under this line. In addition to the line of credit arrangement, Citrus Bank had fixed FHLB advances outstanding as follows (dollars in thousands):

                                                        At March 31,       At December 31,
   Maturity Date                   Interest Rate           2001                 2000
   -------------                   -------------           ----                 ----

      2003                            5.76%                $104                $117
                                                           ====                ====

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

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Citrus and Citrus Bank exceeded their minimum regulatory capital ratios as of March 31, 2001, as reflected in the following table.

The following table sets forth Citrus Bank's regulatory capital position (dollars in thousands):

                                                          Actual                Minimum(1)           Well-Capitalized(2)
                                                   Amount          %         Amount       %         Amount          %
                                                   ------       -------      ------    -------      -------      --------

Total Capital (to Risk-Weighted Assets)            $8,713        13.14%      $5,306     8.00%        $6,633        10.00%
Tier I Capital (to Risk-Weighted Assets)           $7,883        11.88%      $2,653     4.00%        $3,980         6.00%
Tier I Capital (to Average Assets)                 $7,883         8.27%      $3,811     4.00%        $4,764         5.00%

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

                Item 1.    Legal Proceedings.
                           None.

                Item 2.    Changes In Securities.
                           None.

                Item 3.    Defaults upon Senior Securities.
                           None.

                Item 4.    Submission of Matters to a Vote of Security Holders.
                           None.

                Item 5.    Other Information.
                           None.

                Item 6.    Exhibits and Reports on Form 8-K.
                           a)  Exhibits.
                               --------
                               None.

                           b)  Reports on Form 8-K.
                               -------------------
                               A Form 8-K was filed by Citrus on March 13, 2001, reporting the execution of a definitive agreement on March 6, 2001, under which it will merge with and into CIB Marine Bancshares, Inc., in a stock-for-stock transaction.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registered has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Citrus Financial Services, Inc.




  Date:        May 4, 2001           /s/ Randy J. Riley
               -----------           ------------------
                                     Randy J. Riley
                                     Interim President/ Chief Executive Officer



  Date:        May 4, 2001           /s/ Marion H. Tupek
               -----------           -------------------
                                     Marion H. Tupek
                                     Principal Accounting Officer/Vice President