Form 10QSB
period 2001-06-30
CITRUS FINANCIAL SERVICES INC
filed 2001-08-14
CIK 852616

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

                  For the Quarterly Period Ended June 30, 2001
                        Commission File Number 000-26145

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
    -----

Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the latest practicable date:

     Class                                      Outstanding as of August 9, 2001
---------------                                 --------------------------------
Common Stock                                                1,467,226
Par Value $3.15 per share (rounded)

                         CITRUS FINANCIAL SERVICES, INC.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER

REPORT OF INDEPENDENT ACCOUNTANTS                                            3

PART I:  FINANCIAL INFORMATION

     Item 1: Financial Statements:

             Consolidated Condensed Balance Sheets as of June 30, 2001
             (Unaudited) and December 31, 2000                               4

             Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2001 and 2000
             (Unaudited)                                                     5

             Consolidated Condensed Statements of Cash Flows for the Three
             and Six Months Ended June 30, 2001 and 2000 (Unaudited)         6

             Consolidated Statement of Changes in Stockholders' Equity
             (Unaudited)                                                     7

             Notes to Consolidated Financial Statements (Unaudited)          8

     Item 2: Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       12

PART II: OTHER INFORMATION                                                   21

Signatures                                                                   22

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Audit Committee
Citrus Financial Services, Inc. and Subsidiary
Vero Beach, Florida

We have reviewed the accompanying consolidated condensed balance sheet of Citrus Financial Services, Inc., and its wholly-owned subsidiary ("Citrus"), Citrus Bank, N.A. ("Citrus Bank"), as of June 30, 2001, and the related consolidated statements of operations and comprehensive income and consolidated condensed statements of cash flows for the three and six months periods ended June 30, 2001 and 2000, and the related consolidated statement of changes in stockholders' equity for the six months period ended June 30, 2001. These consolidated financial statements are the responsibility of Citrus' management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated January 26, 2001, except for Note 19, as to which the date is March 6, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
August 9, 2001

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                June 30, 2001
                                                                                    (Unaudited)   December 31, 2000
                                                                              -------------------------------------
                                                                              (In Thousands, Except Per Share Data)
ASSETS
Cash and due from banks                                                             $     2,040           $     3,677
Federal funds sold                                                                        3,846                 6,351
                                                                                    -----------           -----------
     Total cash and cash equivalents                                                      5,886                10,028
Interest-bearing deposits in other banks                                                  1,049                    29
Securities available-for-sale at fair value                                              10,149                13,001
Securities held-to-maturity (market value of
    $676 for 2001 and $657 for 2000)                                                        667                   680
Loans held for investment less allowance for credit losses                               61,510                67,482
Loans held for sale                                                                       1,062                   688
Facilities                                                                                2,698                 2,856
Other real estate owned                                                                     753                   129
Deferred income taxes                                                                       120                    99
Accrued interest receivable                                                                 511                   530
Other assets                                                                              1,454                   399
                                                                                    -----------           -----------

         TOTAL                                                                      $    85,859           $    95,921
                                                                                    ===========           ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand deposits                                            $    12,365           $    12,320
     Interest-bearing demand deposits                                                     4,167                 4,148
     Money market deposits                                                                4,327                 4,277
     Savings deposits                                                                     9,787                 8,693
     Time deposits, $100,000 and over                                                     8,381                10,762
     Other time deposits                                                                 37,629                46,358
                                                                                    -----------           -----------

         Total deposits                                                                  76,656                86,558

Other borrowings                                                                             92                   117
Accrued interest payable on deposits                                                        290                   426
Accounts payable and accrued liabilities                                                     58                    49
                                                                                    -----------           -----------

         Total liabilities                                                               77,096                87,150
                                                                                    -----------           -----------

Commitments and contingencies                                                              --                    --
                                                                                    -----------           -----------

Stockholders' equity:
     Preferred stock, $5.00 par value, authorized and
          unissued 1,000,000 shares in 2001 and 2000                                       --                    --
     Common stock, $3.15 par value (rounded), authorized
          10,000,000 shares, issued 1,423,402 shares in 2001 and 2000                     4,491                 4,491
     Additional paid-in capital                                                           4,638                 4,638
     Accumulated deficit                                                                   (407)                 (355)
     Accumulated other comprehensive income
         Net unrealized holding gains (losses) on securities                                 41                    (3)
                                                                                    -----------           -----------

         Total stockholders' equity                                                       8,763                 8,771
                                                                                    -----------           -----------

         TOTAL                                                                      $    85,859           $    95,921
                                                                                    ===========           ===========

Book value per common share                                                         $      6.16           $      6.16
                                                                                    ===========           ===========

Common shares outstanding                                                             1,423,402             1,423,402
                                                                                    ===========           ===========

          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

                                                              For the Three Months           For the Six Months
                                                                  Ended June 30,               Ended June 30,
                                                              --------------------          -------------------
                                                               2001            2000         2001           2000
                                                               ----            ----         ----           ----
                                                                (Dollars in Thousands, Except Per Share Data)
INTEREST INCOME
   Interest and fees on loans held for investment             $ 1,383        $ 1,639       $ 2,898        $ 3,198
   Interest and fees on loans held for sale                        38             13            61             44
   Investment income securities
         Taxable                                                  187            107           456            194
         Dividends                                                  8              8            16             16
   Interest on deposits in other banks                             11              3            13              3
   Federal funds sold                                              74             58           143            121
                                                              -------        -------       -------        -------
         Total interest income                                  1,701          1,828         3,587          3,576
                                                              -------        -------       -------        -------

INTEREST EXPENSE
   Interest on deposits                                           876            880         1,875          1,660
   Other                                                            1              2             3              5
                                                              -------        -------       -------        -------
         Total interest expense                                   877            882         1,878          1,665
                                                              -------        -------       -------        -------

NET INTEREST INCOME BEFORE
   PROVISION FOR CREDIT LOSSES                                    824            946         1,709          1,911

PROVISION FOR CREDIT LOSSES                                       271             51           239            125
                                                              -------        -------       -------        -------

NET INTEREST INCOME AFTER
   PROVISION FOR CREDIT LOSSES                                    553            895         1,470          1,786
                                                              -------        -------       -------        -------

OTHER INCOME
   Deposit service charges                                         93             86           174            176
   Servicing fees                                                   4              4             8              8
   Gain on sale of assets                                           3           --              15              1
   Other                                                           23             14            42             29
                                                              -------        -------       -------        -------
         Total other income                                       123            104           239            214
                                                              -------        -------       -------        -------

OTHER EXPENSES
   Salaries and employee benefits                                 401            458           830            930
   Equipment                                                      140            130           242            233
   Occupancy and premises                                          66             70           132            143
   Professional services                                          109             65           201            131
   Advertising and public relations                                22             31            48             61
   Telephone and data communications                               23             27            48             56
   Other                                                          157            124           291            262
                                                              -------        -------       -------        -------
         Total other expenses                                     918            905         1,792          1,816
                                                              -------        -------       -------        -------

INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES                                              (242)            94           (83)           184

PROVISION FOR INCOME TAXES                                        (91)            35           (31)            68
                                                              -------        -------       -------        -------

NET INCOME (LOSS)                                                (151)            59           (52)           116

OTHER COMPREHENSIVE INCOME,
   NET OF INCOME TAXES:
     Unrealized holding gains (losses) arising during period       (8)             3            44            (10)
                                                              -------        -------       -------        -------

COMPREHENSIVE INCOME (LOSS)                                   $  (159)       $    62       $    (8)       $   106
                                                              =======        =======       =======        =======

Earnings Per Share Information
     Primary                                                  $ (0.11)       $  0.04       $ (0.04)       $  0.08
                                                              =======        =======       =======        =======
     Fully diluted                                            $ (0.11)       $  0.04       $ (0.04)       $  0.08
                                                              =======        =======       =======        =======

          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        For the Three Months         For the Six Months
                                                                           Ended June 30,              Ended June 30,
                                                                        --------------------        ---------------------
                                                                          2001         2000           2001          2000
                                                                          ----         ----           ----          ----
                                                                                  (Dollars in Thousands)

Net income (loss)                                                      $   (151)     $     59      $    (52)     $    116
Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
         Provision for credit losses                                        271            51           239           125
         Depreciation and amortization                                       93            90           178           180
         Net premium amortization and discount accretion                     12            16            10            10
         (Increase) decrease in other assets                             (1,189)          508        (1,852)          628
         Increase (decrease) in other liabilities                            85            90             9            69
         Origination of loans held for sale                              (8,299)       (4,513)      (15,343)      (11,690)
         Proceeds on sale of loans held for sale                          8,504         4,833        14,969        13,054
                                                                       --------      --------      --------      --------

              Net cash provided (used) by
                operating activities                                       (674)        1,134        (1,842)        2,492
                                                                       --------      --------      --------      --------

Cash flows from investing activities: Net (increase) decrease in:
         Investment securities                                            4,071        (2,734)        2,934        (2,586)
         Interest-bearing deposits in other banks                           (17)         (294)       (1,020)         (328)
         Loans                                                            3,028          (583)        5,733        (5,244)
     Purchases of bank premises and equipment, net                           (4)           34           (20)          (63)
                                                                       --------      --------      --------      --------

              Net cash provided (used) by
                investing activities                                      7,078        (3,577)        7,627        (8,221)
                                                                       --------      --------      --------      --------

Cash flows from financing activities:
     Net increase (decrease) in deposits                                 (8,978)            2        (9,902)        2,662
     Repayments of FHLB advances, net                                       (12)          (12)          (25)          (95)
                                                                       --------      --------      --------      --------

              Net cash provided (used) by
                financing activities                                     (8,990)          (10)       (9,927)        2,567
                                                                       --------      --------      --------      --------

Decrease in cash and cash equivalents                                    (2,586)       (2,453)       (4,142)       (3,162)

Cash and cash equivalents at beginning of period                          8,472         6,881        10,028         7,590
                                                                       --------      --------      --------      --------

Cash and cash equivalents at end of period                             $  5,886      $  4,428      $  5,886      $  4,428
                                                                       ========      ========      ========      ========














          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)




                                                                                                          Net
                                                    Common Stock                                       Unrealized
                                             ---------------------------                                 Holding
                                                         Par                Additional                    Gains           Total
                                                        Value                 Paid-in    Accumulated   (Losses) on    Stockholders'
                                             Shares   (Rounded)   Amount      Capital      Deficit      Securities       Equity
                                             ------   ---------   ------     ---------     -------     -----------       ------
                                                                     (Dollars in Thousands, Except Par Value Per Share)
Balance, December 31, 2000                 1,423,402   $   3.15  $   4,491   $   4,638    $  (355)       $    (3)      $   8,771

Comprehensive income:
   Net income (loss)                             --         --         --          --         (52)            --
   Net change in unrealized holding
     gains (losses) on securities                --         --         --          --         --              44

Total comprehensive income (loss)                --         --         --          --         --              --           (8)
                                           ---------   --------  ---------   ---------    --------       -------       ---------

Balance, June 30, 2001                     1,423,402   $   3.15  $   4,491   $   4,638    $  (407)       $    41       $   8,763
                                           =========   ========  =========   =========    ========       =======       =========




































          See accompanying notes to consolidated financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Citrus Financial Services, Inc., and its wholly owned subsidiary, Citrus Bank, N.A. The consolidated financial statements for the three and six months ended June 30, 2001 and 2000, have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year. The accounting policies followed by Citrus are set forth in Note 1 to Citrus' consolidated financial statements contained in the 2000 Annual Report to Stockholders and are incorporated herein by reference.

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

Reclassifications

Certain amounts in the prior periods have been reclassified to conform with the presentation for the current period.

Recent Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," a replacement of SFAS No. 125. This statement revises the standards for securitization and other transfers of financial assets and collateral and requires certain disclosures and is effective as of March 31, 2001. The adoption of this pronouncement did not have a material impact on Citrus' financial statements.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2001, the FASB approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Instead of amortization, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment applying a fair-value based test. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. Citrus does not presently have any goodwill recorded; thus management does not believe that the effects of the new standards will have a material impact on Citrus' financial statements.

On July 6, 2001, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," which requires companies to have adequate documentation on the development and application of a systematic methodology in determining allowance for loan losses. Management believes that it has complied with the requirements and that the adoption will have no material impact to the financial statements.


NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the three and six months ended June 30, 2001 and 2000. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. At June 30, 2001 and 2000, the outstanding options that were fully vested totaled 43,824 and 58,824, respectively. For purposes of computing diluted EPS, the treasury stock method was used for 2001 and 2000. The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended June 30, 2001 and 2000:


                                                                        For the Three Months                For the Six Months
                                                                           Ended June 30,                      Ended June 30,
                                                                       2001              2000              2001              2000
                                                                     --------          --------          --------         ----------
Basic EPS computation:
  Numerator - Net income (loss)                                     $   151,000)      $    59,000      $   (52,000)      $   116,000
  Denominator - Weighted average shares outstanding                   1,423,402         1,411,041        1,423,402         1,370,187
                                                                    -----------       -----------      -----------       -----------

  Basic EPS                                                         $     (0.11)      $      0.04      $     (0.04)      $      0.08
                                                                    ===========       ===========      ===========       ===========

Diluted EPS computation:
  Numerator - Net income (loss)                                     $  (151,000)      $    59,000      $   (52,000)      $   116,000
                                                                    -----------       -----------      -----------       -----------
  Denominator - Weighted average shares outstanding                   1,423,402         1,411,041        1,423,402         1,370,187
  Stock options and warrants                                             14,716            24,296           14,716            24,296
                                                                    -----------       -----------      -----------       -----------

                                                                      1,438,118         1,435,337        1,438,118         1,394,483
                                                                    -----------       -----------      -----------       -----------

  Diluted EPS                                                       $     (0.11)      $      0.04      $     (0.04)      $      0.08
                                                                    ===========       ===========      ===========       ===========


                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001


NOTE 3 - LOANS HELD FOR INVESTMENT

Loans held for investment consisted of (dollars in thousands):
                                                               June 30,                  December 31,
                                                                 2001                        2000
                                                               --------                    --------
Real estate                                                    $ 50,869                    $ 51,988
Commercial and agriculture                                        7,935                      12,548
Installment and other loans                                       3,575                       3,935
                                                               --------                    --------
      Total loans, gross                                         62,379                      68,471
Unearned income and deferred fees                                    (5)                         (3)
Allowance for credit losses                                        (864)                       (986)
                                                               --------                    --------
      Net loans                                                $ 61,510                    $ 67,482
                                                               ========                    ========


NOTE 4 - LOANS HELD FOR SALE

Loans held for sale include residential real estate loans held for sale to FNMA and outstanding loans originated by third-party brokers, assigned to Citrus Bank, and held by Citrus Bank pending transfer to investors with take-out commitments. At June 30, 2001, and December 31, 2000, such loans totaled $1,062,000 and $688,000, respectively. These loans are carried at cost, which is lower than market.

Citrus Bank does not originate any significant amounts of loans specifically for resale. Loans originated by Citrus Bank and sold principally to FNMA generally represent less than 3% of all loans originated. The only servicing income received by Citrus Bank comes form the servicing of loans sold principally to FNMA. Servicing income of $8,000 was recorded by Citrus Bank for each of the six months ended June 30, 2001 and 2000, respectively.


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

                                                                        Six Months           Twelve Months
                                                                      Ended June 30,       Ended December 31,
                                                                           2001                 2000
                                                                        --------             ---------
Balance, beginning of period                                              $  986             $  401
                                                                          ------             ------
Recoveries
         Real estate loans                                                  --                 --
         Installment loans                                                     1                 84
         Credit card and related plans                                      --                    2
         Commercial and all other loans                                       24                  1
                                                                          ------             ------
                                                                              25                 87
                                                                          ------             ------
Charge-offs
         Real estate loans                                                  --                    5
         Installment loans                                                     5                 28
         Credit card and related plans                                         7                 13
         Commercial and all other loans                                      374                586
                                                                          ------             ------
                                                                             386                632
                                                                          ------             ------

Provision charged to operations                                              239              1,130
                                                                          ------             ------

Balance, end of period                                                    $  864             $  986
                                                                          ======             ======

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001


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

Financial instruments at June 30, 2001, consisted of commitments to extend credit approximating $7.0 million and letters of credit of $100,000.

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


NOTE 7 - STOCKHOLDERS' EQUITY

Citrus has authorized 11,000,000 shares of authorized capital stock, consisting of 10,000,000 shares of common stock, par value $3.15 (as adjusted for stock splits) per share, and 1,000,000 shares of preferred stock, par value of $5.00 per share. As of June 30, 2001, 1,423,402 shares of common stock were issued and outstanding and 43,824 shares were subject to issuance pursuant to vested options. No shares of preferred stock were issued. Subsequent to June 30, 2001, all outstanding options were exercised.


NOTE 8 - PROPOSED MERGER

On March 6, 2001, Citrus signed an Agreement and Plan of Reorganization by and among CIB Marine Bancshares, Inc. ("CIBM"), Citrus, and Citrus Bank. Under the terms of this agreement, which are subject to stockholder and regulatory approval, Citrus' outstanding common stock will be converted into shares of CIBM based at the respective exchange values. If the Citrus exchange value is less than $9.50, CIBM may, in its sole discretion, (i) terminate its agreement; (ii) substitute $9.50 as the Citrus exchange value; or, (iii) offer Citrus the exchange value as calculated in the agreement and Citrus may, in its sole discretion, accept the offer and all other terms of the agreement. Closing is expected to occur during September 2001.

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


                         Future Accounting Requirements

There are currently no FASB pronouncements issued that are scheduled for implementation during the second half of 2001.

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

                              Results of Operations

Net Income

Citrus recorded net losses of $151,000 and $52,000 for the three and six months ended June 30, 2001, as compared with net income of $59,000 and $116,000 for the three and six months ended June 30, 2000. Significant factors contributing to this decline were:

o average earning assets increased 2.9% and 6.8% for the three and six months ended June 30, 2001, versus 2000 comparable periods; however, substantially all of the growth was in assets that earn less than the loan portfolio;

o declining margins as the cost of deposits have risen sharply (particularly in the first quarter of 2001), while the yield on earning assets has declined 50 to 80 basis points;

o the increased provision for credit losses resulted from one significant charge off of the remaining balance of a floor plan loan. The outcome and timing of the resolution of Citrus Bank's litigation cannot be determined by management; therefore, all of the remaining balance totaling approximately $350,000 was charged off in June 2001; and,

o noninterest expenses have remained flat with cost savings related to the closing of the Miami loan production office in July 2000, followed by the employment termination of two executive officers in late 2000 offset by increased expense related to the pending merger and higher collection-related costs as Citrus Bank addresses problem loans and OREO.


           Comparison of the Results of Operations for the Six Months
                          Ended June 30, 2001 and 2000

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

Net interest income (before provision for credit losses) was $1,709,000 for the six months ended June 30, 2001, as compared to $1,911,000 for the six months ended June 30, 2000. Citrus' total loan portfolio between these periods declined $3.8 million, or 5.3%; and with declining rate environment, change in mix, and increase in the average cost of interest-bearing liabilities of 30 basis points, net interest margin and interest-rate spread deteriorated in 2001. Net interest margin (which is net interest income divided by average interest-earning assets) declined to 3.9% for the six months ended June 30, 2001, as compared to 4.6% for the six months ended June 30, 2000. Net interest-rate spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 2.9% for the six months ended June 30, 2001, as compared to 3.7% for the six months ended June 30, 2000.

The rates paid on time deposits averaged 6.1% and 5.6% for the six months ended June 30, 2001 and 2000, respectively. During the first six months of 2001, increases of $2.6 million in average time deposits along with the increase in rates paid for these deposits contributed to the declining interest-rate spread and net interest margin. The funds received from the growth in time deposits along with loan repayments were deployed to increase lower yielding investments and federal funds sold by an average of $7.3 million and $1.6 million, respectively.

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

Average Balances, Income and Expenses, and Rates (dollars in thousands)

                                                                           For the Six Months Ended June 30,
                                                                      2001                                  2000
                                                       -----------------------------------     ---------------------------------
                                                                    Interest       Average                 Interest     Average
                                                       Average        and           Yield/     Average        and        Yield/
                                                       Balance      Dividends        Rate      Balance     Dividends      Rate
                                                       -------      ---------        ----      -------     ---------      ----
Earning assets:
     Interest-earning deposits                         $   604       $    13          4.3%    $    85      $     3          6.3%
     Taxable securities                                 14,328           472          6.6%      7,071          210          5.9%
     Federal funds sold                                  5,777           143          5.0%      4,144          121          5.8%
     Loans held for sale                                 1,514            61          8.1%      1,059           44          8.3%
     Loans held for investment, net                     66,123         2,898          8.8%     70,354        3,198          9.1%
                                                        ------         -----                   ------        -----

         Total earning assets                           88,346         3,587          8.1%     82,713        3,576          8.6%
                                                                       -----                                 -----

Non-earning assets                                       5,808                                  6,984
                                                         -----                                  -----

         Total assets                                  $94,154                                $89,697
                                                       =======                                =======

Interest-bearing liabilities:
     NOW and money market deposits                     $ 8,671           102          2.4%    $ 8,153           94          2.3%
     Savings                                             9,339           135          2.9%      8,570          138          3.2%
     Time deposits                                      53,562         1,638          6.1%     51,004        1,428          5.6%
     Other borrowings                                      105             3          5.5%        168            5          5.8%
                                                        ------         -----                   ------        -----

         Total interest-bearing liabilities             71,677         1,878          5.2%     67,895        1,665          4.9%
                                                                       -----                                 -----

Noninterest-bearing liabilities                         13,663                                 12,989
Stockholders' equity                                     8,814                                  8,813
                                                        ------                                 ------

         Total liabilities and
              stockholders' equity                     $94,154                                $89,697
                                                       =======                                =======

Net interest income before provision
  for credit losses                                                  $ 1,709                               $ 1,911
                                                                     =======                               =======

Interest-rate spread                                                                  2.9%                                  3.7%
                                                                                      ====                                  ====

Net interest margin                                                                   3.9%                                  4.6%
                                                                                      ====                                  ====

Ratio of average earning assets to
  average interest-bearing liabilities                  123.3%                                 121.8%
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

At June 30, 2001, Citrus had 13 loans classified as substandard, doubtful, or loss totaling $1.9 million. At December 31, 2000, Citrus had 24 loans totaling $3.9 million in the same categories. At both June 30, 2001, and December 31, 2000, Citrus had no material loss assets identified to be charged-off. Loans classified by management as impaired totaled $489,000 and $1,236,000 at June 30, 2001, and December 31, 2000, respectively.

Nonperforming loans include loans that have been placed on nonaccrual status by Citrus and loans past due for ninety days or more. Some of these nonperforming loans are well-collateralized, posing no significant risk of loss, and have not been classified as substandard, doubtful, or loss. A summary of nonperforming loans and assets follows:









                        [Page intentionally left blank.]



                                                                                       June 30,         December 31,
                                                                                         2001              2000
                                                                                       --------          --------
                                                                                         (dollars in thousands)
Nonaccrual loans held for investment:
     Real estate loans                                                                  $  199             $  196
     Installment loans                                                                     163                  6
     Credit cards and related plans                                                       --                 --
     Commercial and all other loan                                                         127              1,034
                                                                                        ------             ------
Total nonaccrual loans held for investment                                                 489              1,236
                                                                                        ------             ------

Accruing loans held for investment over 90 days delinquent:
     Real estate loans                                                                    --                   60
     Installment loans                                                                    --                 --
     Credit cards and related plans                                                       --                   32
     Commercial and all other loans                                                         20               --
                                                                                        ------             ------
Total accrual loans held for investment over 90 days delinquent                             20                 92
                                                                                        ------             ------

Troubled debt restructurings not included above                                           --                 --
                                                                                        ------             ------

Total nonperforming loans held for investment                                              509              1,328
                                                                                        ------             ------

Other real estate owned:
     Real estate acquired by foreclosure or deed in lieu
         of foreclosure                                                                    753                129
                                                                                        ------             ------
     Total nonperforming loans held for investment and
          other real estate owned                                                       $1,262             $1,457
                                                                                        ======             ======

     Total nonperforming loans held for investment
         as a percentage of total loans held for investment                               0.82%              1.94%
                                                                                        ======             ======
     Total nonperforming loans held for investment
         as a percentage of total assets                                                  0.59%              1.38%
                                                                                        ======             ======
     Total nonperforming loans held for investment
         and other real estate owned as a percentage of total assets                      1.47%              1.52%
                                                                                        ======             ======

Troubled debt restructurings and modified loans held for investment:
     Current                                                                            $1,333             $1,478
     Past due over 30 days and less than 90 days                                          --                 --
     Past due over 90 days and included above                                               68               --
                                                                                        ------             ------

                                                                                        $1,401             $1,478
                                                                                        ======             ======


Nonperforming loans of $509,000 at June 30, 2001, declined from the March 31, 2001, and December 31, 2000, totals of $633,000 and $1,328,000, respectively. Other real estate owned at June 30, 2001, totaled $753,000, as compared with $129,000 at December 31, 2000. Troubled debt restructurings at June 30, 2001, declined $77,000 from the level at December 31, 2000.

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



Activity in the allowance for credit losses follows (dollars in thousands):
                                                                            Six Months         Twelve Months
                                                                           Ended June 30,     Ended December 31,
                                                                               2001                 2000
                                                                             --------             ---------
Balance, beginning of period                                                  $  986                $  401
                                                                              ------                ------

Recoveries:
     Real estate loans                                                          --                    --
     Installment loans                                                             1                    84
     Credit card and related plans                                              --                       2
     Commercial and all other loans                                               24                     1
                                                                              ------                ------
                                                                                  25                    87
                                                                              ------                ------
Charge-offs:
     Real estate loans                                                          --                       5
     Installment loans                                                             5                    28
     Credit card and related plans                                                 7                    13
     Commercial and all other loans                                              374                   586
                                                                              ------                ------
                                                                                 386                   632
                                                                              ------                ------

Provision charged to operations                                                  239                 1,130
                                                                              ------                ------

Balance, end of period                                                        $  864                $  986
                                                                              ======                ======

Ratio of net charge-offs during the period to average
   loans held for investment outstanding during the period                      1.09%                 0.77%
                                                                              ======                ======


At June 30, 2001, the allowance for credit losses amounted to $864,000, or 1.39% of outstanding loans held for investment. At December 31, 2000, the allowance for credit losses amounted to $986,000, or 1.44% of outstanding loans held for investment. Citrus' provision for credit losses was $239,000 for the six months ended June 30, 2001. For the same six months period in 2000, the provision for credit losses was $125,000. The provision was made based on management's assessment of general credit loss risk and asset quality. The increase in the allowance for credit losses as a percentage of outstanding loans reflects recent increases in the level of net charge-offs experienced in late-2000 and 2001, and increases in classified and nonperforming loans during the last six months of 2000.

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

Total noninterest income increased by $25,000, or 11.7%, during the six months ended June 30, 2001, as compared to the same period in 2000. Increases from gains on sale of assets ($14,000) and rental income from OREO ($8,000) accounted for substantially all of the improvements.

Noninterest Expense. Total noninterest expense decreased $24,000, or 1.3%, during the six months ended June 30, 2001, as compared to the same period in 2000. This decrease was primarily due to:

o the net decline in salaries and employee benefits of $100,000, or 10.8%, resulting from the closure of the Miami loan production office in July 2000 and the termination of two executive officers in late 2000;

o occupancy-related expenses declining $11,000, or 7.7%; as a result of the closure of the Miami loan production office; offset by:

o increased professional fees ($70,000 or 53.4%) and other expenses ($29,000 or 11.1%) related to pending merger and increased costs of collection efforts in the loan department.

Income Tax Expense

The income tax provision was a benefit of $31,000 for the six months ended June 30, 2001, or an effective rate of 37.3%. This compares with an effective rate of 37.0% for the same period in 2000.

            Comparison of Results of Operations for the Three Months
                          Ended June 30, 2001 and 2000

Net Interest Income

Net interest income (before provision for credit losses) was $824,000 for the three months ended June 30, 2001, as compared to $946,000 for the three months ended June 30, 2000. The growth of Citrus' average total earning assets between these periods of $2.4 million was more than offset by an increase in total interest-bearing deposits of $827,000 and the decline in average yield on earning assets of 80 basis points. The declining yield on earning assets reflects the change in mix of earning assets from higher yielding loans to lower yielding investments and federal funds. Total loans declined $7.8 million, or 10.8%, while securities increased $5.8 million, or 77.1%, and federal funds sold increased $2.4 million, or 63.7%. The resulting net interest margin (which is net interest income divided by average interest-earning assets) declined to 3.8% for the three months ended June 30, 2001, as compared to 4.5% for the three months ended June 30, 2000. Net interest-rate spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 2.9% for the three months ended June 30, 2001, as compared to 3.6% for the three months ended June 30, 2000.

Noninterest Income and Expense

Noninterest Income: Total other income increased by $19,000, or 18.3%, during the three months ended June 30, 2001, as compared to the same period in 2000. Increases from gains on sale of assets and rental income from OREO accounted for substantially all of the improvements.

Noninterest Expense. Total noninterest expense increased $13,000, or 1.4%, during the three months ended June 30, 2001, as compared to the same period in 2000. The following variances affected this quarter's results:

o salaries and employee benefits declined $57,000, or 12.4%, due to the closure of the Miami loan production office in July 2000 and the termination of two executive officers in late 2000;

o occupancy-related expenses declined $4,000, or 5.7%; as a result of the closure of the Miami loan production office; and,

o professional fees increased $44,000, or 67.7%, and other expenses increased $33,000, or 26.6%, related to pending merger and increased costs of collection efforts in the loan department.

Income Tax Expense

The income tax provision was a benefit of $91,000 for the three months ended June 30, 2001, or an effective rate of 37.6%. This compares with an effective rate of 37.2% for the same period in 2000.





                        [Page intentionally left blank.]

                               Financial Condition

Citrus' total assets at June 30, 2001, were $85.9 million, a decrease of $10.1 million, or 10.5%, from $95.9 million at December 31, 2000. Decreases in total loans of $5.6 million, cash and cash equivalents of $4.1 million, and securities of $2.9 million were recorded since December 31, 2000. Deposits declined approximately $9.9 million, with higher costing certificates of deposit contributing $11.1 million in decreases, while other deposits improved by $1.2 million.

Total stockholders' equity as of June 30, 2001, was $8,763,000, a decline of $8,000, or approximately 0.1%, compared with stockholders' equity of $8,771,000 as of December 31, 2000. This decrease was attributable to:

o    net losses for the six months of 2001 of $52,000, partially offset by,

o an increase of $44,000 in the market value (net of deferred income taxes) of investment securities available-for-sale.

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the six months ended June 30, 2001):

                                                                              Six Months Ended       Year Ended
                                                                                 June 30,            December 31,
                                                                                   2001                  2000
                                                                               -------------         ------------
         Return on average assets                                                 -0.11%                -0.44%
         Return on average equity                                                 -1.18%                -4.48%
         Interest-rate spread during the period                                    2.90%                 3.40%
         Net interest margin                                                       3.90%                 4.30%
         Allowance for credit losses to period end loans held for investment       1.39%                 1.44%
         Net charge-offs to average loans held for investment                      1.09%                 0.77%
         Nonperforming assets to period end loans held for investment
             and foreclosed property                                               2.00%                 2.12%
         Nonperforming assets to period end total assets                           1.47%                 1.52%


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

Short-Term Investments. Short-term investments, which consist of federal funds sold and securities purchased under agreements to resell and interest-bearing deposits, averaged $6.4 million in the first six months of 2001 as compared to $4.2 million in the same period of 2000. At June 30, 2001, and December 31, 2000, short-term investments totaled $4.9 million and $6.4 million, respectively. These funds are a primary source of Citrus' liquidity and are generally invested in an earning capacity on an overnight basis.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for Citrus' loan portfolio and other earning assets. Citrus' core deposits were $68.3 million at June 30, 2001, and $75.8 million at December 31, 2000. This decline reflects the reduction in earning assets over the period. Management anticipates that a stable base of deposits will be Citrus' primary source of funding to meet both its short-term and long-term liquidity needs in the future.

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

Borrowings. Citrus Bank has a line of credit master agreement with the FHLB of Atlanta that enables Citrus Bank to borrow up to $10,000,000. These advances are collateralized by Citrus Bank's FHLB stock and a blanket floating lien consisting of wholly-owned residential (1-4 units) first mortgage loans. At June 30, 2001, there were no advances outstanding under this line. In addition to the line of credit arrangement, Citrus Bank had fixed FHLB advances outstanding as follows (dollars in thousands):

                                             At June 30,        At December 31,
   Maturity Date       Interest Rate            2001                 2000
   -------------        -------------           ----                 ----

      2003                 5.76%               $ 92                $117
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

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Citrus and Citrus Bank exceeded their minimum regulatory capital ratios as of June 30, 2001, as reflected in the following table.

The following table sets forth Citrus Bank's regulatory capital position (dollars in thousands):

                                                       Actual               Minimum(1)           Well-Capitalized(2)
                                                Amount         %         Amount       %          Amount        %
                                                ------       -----       ------     -----        ------      -----
Total Capital (to Risk-Weighted Assets)         $8,588       13.37%      $5,140     8.00%        $6,425      10.00%
Tier I Capital (to Risk-Weighted Assets)        $7,784       12.12%      $2,570     4.00%        $3,855       6.00%
Tier I Capital (to Average Assets)              $7,784        8.46%      $3,679     4.00%        $4,599       5.00%

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



PART II:  OTHER INFORMATION

          Item 1.   Legal Proceedings.
                    None.

          Item 2.   Changes In Securities.
                    None.

          Item 3.   Defaults upon Senior Securities.
                    None.

          Item 4.   Submission of Matters to a Vote of Security Holders.
                    An Annual Meeting of Shareholders was held on April 23, 2001. At that meeting, a majority of the shareholders of record voted to elect a total of three Class II directors, each to serve for a term of three years (Proposal I); to ratify the Board of Directors' appointment of the Company's independent auditors for the fiscal year ending December 31, 2001 (Proposal II); to approve the adjournment of the Annual Meeting to solicit additional proxies in the event that there were not sufficient votes to approve any one or more or the proposals (Proposal III); and, to transact such other business as may properly come before the 2001 Annual Meeting and any adjournments thereof (Proposal IV).


                    Proposal I
                                              Class II Directors with Terms Expiring in 2004
                                              ----------------------------------------------
                                         Director                  Votes For          Votes Against
                                     --------------------      ----------------     ------------------

                                     Robert L. Brackett            1,037,519             12,670

                                     Roy H. Lambert                1,037,519             12,670

                                     James R. Thompson             1,035,716             14,473


                    Proposal II

                                          Votes For              Votes Against        Votes Abstain

                                     --------------------      ----------------     ------------------
                                          1,048,210                   317                 1,662


                    Proposal III

                                          Votes For              Votes Against        Votes Abstain
                                     ---------------------     ----------------     ------------------

                                          1,035,417                  12,354               2,418


                    Proposal IV

                                          Authorized             Unauthorized
                                     ---------------------     ----------------
                                           799,699                 250,490



          Item 5.   Other Information.

          Item 6.   Exhibits and Reports on Form 8-K.
                    a)   Exhibits.
                         --------
                         None.

                    b)   Reports on Form 8-K.
                         -------------------
                         None.

                 CITRUS FINANCIAL SERVICES, INC. AND SUBSIDIARY
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registered has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Citrus Financial Services, Inc.




  Date:        August 9, 2001        /s/ Randy J. Riley
               --------------        ------------------
                                     Randy J. Riley
                                     Interim President/ Chief Executive Officer



  Date:        August 9, 2001        /s/ Marion H. Tupek
               --------------        -------------------
                                     Marion H. Tupek
                                     Principal Accounting Officer/Vice President